Form 10-Q
period 2005-06-30
Alpha Natural Resources, Inc.
filed 2005-08-15
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 1-32423
ALPHA NATURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0733940 (I.R.S. Employer Identification Number)

406 West Main Street, Abingdon, Virginia (Address of principal executive offices)	24210 (Zip Code)

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
     Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 2, 2005 — 62,212,580.

Page
PART I
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Matters
Item 6.	Exhibits
EX-10.1: DEFERRED COMPENSATION PLAN
EX-10.2: FIRST AMENDMENT TO STOCKHOLDER AGREEMENT
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$10,117	$7,391
Trade accounts receivable, net	151,241	95,828
Notes and other receivables	10,645	9,936
Inventories	92,515	54,569
Due from affiliate	—	323
Deferred income taxes	605	4,674
Prepaid expenses and other current assets	17,692	29,814

Total current assets	282,815	202,535
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization of $112,528 and $83,848 as of June 30, 2005 and December 31, 2004, respectively	250,931	217,964
Goodwill	18,641	18,641
Other intangibles, net of accumulated amortization of $1,378 and $2,343 as of June 30, 2005 and December 31, 2004, respectively	725	1,155
Deferred income taxes	20,492	—
Other assets	34,628	36,826

Total assets	$608,232	$477,121

Liabilities and Stockholders’ Equity and Partners’ Capital
Current liabilities:
Current portion of long-term debt	$1,349	$1,693
Note payable	6,998	15,228
Bank overdraft	18,263	10,024
Trade accounts payable	65,666	51,050
Accrued expenses and other current liabilities	64,924	68,283

Total current liabilities	157,200	146,278
Long-term debt, net of current portion	254,239	184,784
Workers’ compensation benefits	4,780	4,678
Postretirement medical benefits	20,140	15,637
Asset retirement obligation	34,274	32,888
Deferred gains on sale of property interests	5,366	5,516
Deferred income taxes	—	7,718
Other liabilities	9,352	4,911

Total liabilities	485,351	402,410

Minority interest	—	28,778

Stockholders’ equity and partners’ capital:
Alpha Natural Resources, Inc.:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 100,000,000 shares authorized, 62,212,580 shares issued and outstanding	622	—
Additional paid-in capital	146,372	—
Unearned stock-based compensation	(22,004)
Accumulated deficit	(2,109)	—

Total Alpha Natural Resources, Inc. stockholders’ equity	122,881	—
Alpha NR Holding, Inc.:
Preferred stock — par value $0.01, 1,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	—	22,153
Retained earnings	—	18,828

Total Alpha NR Holding, Inc. stockholder’s equity	—	40,981
ANR Fund IX Holdings, L.P.:
Partners’ capital	—	4,952

Total stockholders’ equity and partners’ capital	122,881	45,933

Total liabilities and stockholders’ equity and partners’ capital	$608,232	$477,121

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Coal revenues	$364,070	$293,798	$637,204	$505,813
Freight and handling revenues	48,239	39,671	79,991	65,275
Other revenues	5,327	6,406	12,596	11,509

Total revenues	417,636	339,875	729,791	582,597

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	293,493	233,490	519,777	418,572
Freight and handling costs	48,239	39,671	79,991	65,275
Cost of other revenues	4,319	4,928	10,384	8,338
Depreciation, depletion and amortization	15,075	12,916	29,245	24,690
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation of $3,381 and $39,788 for the three months and six months ended June 30, 2005, respectively)	14,870	13,861	62,776	25,666

Total costs and expenses	375,996	304,866	702,173	542,541

Income from operations	41,640	35,009	27,618	40,056

Other income (expense):
Interest expense	(6,647)	(6,780)	(12,764)	(8,831)
Interest income	191	80	478	101
Miscellaneous income (expense), net	32	151	(9)	364

Total other income (expense), net	(6,424)	(6,549)	(12,295)	(8,366)

Income from continuing operations before income taxes and minority interest	35,216	28,460	15,323	31,690

Income tax expense	9,089	3,119	11,599	3,473

Minority interest	—	12,892	2,918	14,356

Income from continuing operations	26,127	12,449	806	13,861

Discontinued operations (note 11):
Income (loss) from discontinued operations before income taxes and minority interest (including gain on disposal in April 2005 of $704)	359	(472)	(379)	(872)

Income tax expense (benefit)	93	(52)	(93)	(96)

Minority interest	—	(214)	(72)	(395)

Income (loss) from discontinued operations	266	(206)	(214)	(381)

Net income	$26,393	$12,243	$592	$13,480

Net income per share, as adjusted (note 2):
Basic and diluted:
Income from continuing operations	$0.43	$0.84	$0.01	$0.94
Income (loss) from discontinued operations	—	(0.01)	—	(0.03)

Net income, as adjusted	$0.43	$0.83	$0.01	$0.91

Pro forma net income per share (note 2):
Basic:
Income from continuing operations	$0.43	$0.34	$0.04	$0.34
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Pro forma net income	$0.43	$0.33	$0.04	$0.33

Diluted:
Income from continuing operations	$0.43	$0.34	$0.04	$0.33
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Pro forma net income	$0.43	$0.33	$0.04	$0.32

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six months ended June 30, 2005
(In thousands, except per share amounts)

											ANR Fund
											IX
											Holdings,
	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc.				L.P.
												Total
												Stockholders’
			Additional	Unearned		Total		Additional		Total		Equity and
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders’	Common	Paid-in	Retained	Stockholder’s	Partners’	Partners’
	Shares	Amount	Capital	Compensation	Deficit	Equity	Stock	Capital	Earnings	Equity	Capital	Capital

Balances, December 31, 2003	—	$—	$—	$—	$—	$—	$—	$75,710	$1,442	$77,152	$9,215	$86,367

Net income	—	—	—	—	—	—	—	—	17,386	17,386	2,629	20,015

Noncash distribution of Virginia Tax Credit	—	—	—	—	—	—	—	—	—	—	(292)	(292)

Distributions	—	—	—	—	—	—	—	(53,557)	—	(53,557)	(6,600)	(60,157)

Balances, December 31, 2004	—	—	—	—	—	—	—	22,153	18,828	40,981	4,952	45,933

Noncash distribution of Virginia Tax Credit	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Net income prior to Internal Restructuring	—	—	—	—	—	—	—	—	2,320	2,320	379	2,699
Distribution to First Reserve Fund IX, L.P. and ANR Fund IX Holdings, L.P. prior to the Internal Restructuring	—	—	—	—	—	—	—	—	(8,160)	(8,160)	(1,243)	(9,403)
Contribution by First Reserve Fund IX, L.P. of all of the outstanding common stock of Alpha NR Holding, Inc. in exchange for shares of Alpha Natural Resources, Inc. common stock	12,463	125	35,016	—	—	35,141	—	(22,153)	(12,988)	(35,141)	—	—
Contribution by ANR Fund IX Holdings, L.P. of its membership interest in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock upon completion of the Internal Restructuring	1,536	15	4,033	—	—	4,048	—	—	—	—	(4,048)	—
Contribution by minority interest holders, including certain members of management, of their membership interests in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock and recognition of unearned stock-based compensation	14,289	143	85,424	(29,122)	—	56,445	—	—	—	—	—	56,445
Issuance of Restructuring Notes	—	—	(517,692)	—	—	(517,692)	—	—	—	—	—	(517,692)
Tax Distributions payable recorded upon the completion of the Internal Restructuring	—	—	(10,500)	—	—	(10,500)	—	—	—	—	—	(10,500)
Change in net deferred income taxes recognized upon the completion of the Internal Restructuring	—	—	25,729	—	—	25,729	—	—	—	—	—	25,729

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) — (Continued)
Six months ended June 30, 2005
(In thousands, except per share amounts)

											ANR Fund
											IX
											Holdings,
	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc.				L.P.
												Total
												Stockholders’
			Additional	Unearned		Total		Additional		Total		Equity and
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders’	Common	Paid-in	Retained	Stockholder’s	Partners’	Partners’
	Shares	Amount	Capital	Compensation	Deficit	Equity	Stock	Capital	Earnings	Equity	Capital	Capital

Proceeds from initial public offering of common shares ($19 per share), net of offering costs of $48,296.	33,925	339	595,940	—	—	596,279	—	—	—	—	—	596,279
Distribution of net proceeds received from underwriters’ exercise of over-allotment option	—	—	(71,135)	—	—	(71,135)	—	—	—	—	—	(71,135)
Amortization of unearned stock-based compensation	—	—	—	6,675	—	6,675	—	—	—	—	—	6,675
Cancellation of nonvested stock options	—	—	(443)	443	—	—	—	—	—	—	—	—
Net loss subsequent to Internal Restructuring	—	—	—	—	(2,109)	(2,109)	—	—	—	—	—	(2,109)

Balances, June 30, 2005	62,213	$622	$146,372	$(22,004)	$(2,109)	$122,881	$—	$—	$—	$—	$—	$122,881

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net income	$592	$13,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	29,528	25,040
Amortization and write-off of debt issuance costs	875	3,531
Minority interest	2,846	13,961
Accretion of asset retirement obligation	1,631	1,943
Virginia tax credit	(343)	(1,292)
Stock-based compensation — non-cash	32,312	—
Provision for bad debts	44	46
Amortization of deferred gains on sales of property interests	(395)	(459)
Amortization of deferred gain on railroad incentives	(340)	—
Loss on settlement of asset retirement obligation	490	—
(Gain) loss on disposal of fixed assets, net	113	(376)
Gain on sale of discontinued operations	(704)	—
Deferred income taxes	1,588	1,748
Changes in operating assets and liabilities:
Trade accounts receivable	(55,382)	(36,019)
Notes and other receivables	(477)	(2,068)
Inventories	(37,953)	(17,819)
Prepaid expenses and other current assets	10,261	7,127
Other assets	(4,065)	(1,411)
Trade accounts payable	16,275	23,668
Accrued expenses and other current liabilities	(1,386)	12,481
Workers’ compensation benefits	(266)	2,517
Postretirement medical benefits	4,503	697
Asset retirement obligation	(1,772)	(1,464)
Other liabilities	605	1,743

Net cash provided by (used in) operating activities	(1,420)	47,074

Investing activities:
Capital expenditures	$(66,521)	$(33,842)
Proceeds from disposal of property, plant, and equipment	5,148	793
Purchase of net assets of acquired companies	(389)	(2,891)
Purchase of equity investment	(654)	—
Payment of additional consideration on prior acquisition	(5,000)	—
Issuance of note receivable to coal supplier	—	(10,000)
Collections on note receivable from coal supplier	2,612	—
Increase in due from affiliate	—	(209)

Net cash used in investing activities	(64,804)	(46,149)

Financing activities:
Repayments of notes payable	(8,230)	(7,841)
Proceeds from issuance of long-term debt	70,000	175,000
Repayments on long-term debt	(944)	(45,410)
Increase in bank overdraft	8,239	4,064
Proceeds from initial public offering, net of offering costs	598,066	—
Repayment of restructuring notes payable	(517,692)	—
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	(72,335)	—
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	(7,732)	(113,169)
Debt issuance costs	(422)	(10,500)

Net cash provided by financing activities	68,950	2,144

Net increase in cash and cash equivalents	2,726	3,069

Cash and cash equivalents at beginning of period	7,391	11,246

Cash and cash equivalents at end of period	$10,117	$14,315

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
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
     On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (Alpha) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions which are referred to collectively as the Internal Restructuring, and on February 18, 2005, Alpha completed the initial public offering of its common stock. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the six months ended June 30, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha and subsidiaries from February 12, 2005 to June 30, 2005. The financial statements for the three months ended June 30, 2005 are presented on a consolidated basis. The financial statements for the period from April 1, 2004 to June 30, 2004 and for the periods from January 1, 2004 to June 30, 2004 are presented for the FR Affiliates and subsidiaries on a combined basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”
Basis of Presentation
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2004 included in the Annual Report on Form 10-K of Alpha filed with the Securities and Exchange Commission.
     Certain prior period amounts have been reclassified to conform to the current year presentation with no effect on previously reported net income.
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
     Due to the Internal Restructuring on February 11, 2005 and initial public offering of common stock completed on February 18, 2005, the Company has disclosed for informational purposes two sets of earnings per share data on the face of the accompanying condensed consolidated statements of operations.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
Net Income (Loss) Per Share, as Adjusted
     The first set of earnings per share data is labeled “net income (loss) per share, as adjusted”. The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.’s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring had occurred as of January 1, 2004. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the pro forma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income (loss) is necessary subsequent to February 11, 2005 because Alpha is subject to income taxes.
     The denominator for purposes of computing basic net income (loss) per share, as adjusted, reflects the retroactive impact of the common shares received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring on a weighted-average outstanding share basis as being outstanding as of January 1, 2004. The common shares issued to the minority interest owners of ANR Holdings in connection with the Internal Restructuring, including the immediately vested shares granted to management, have been reflected as being outstanding as of February 11, 2005 for purposes of computing the basic net income (loss) per share, as adjusted. The unvested shares granted to management on February 11, 2005 that vest monthly over the two-year period from January 1, 2005 to December 31, 2006 are included in the basic net income (loss) per share, as adjusted, computation as they vest on a weighted-average outstanding share basis starting on February 11, 2005. The 33,925,000 new shares issued in connection with the initial public offering have been reflected as being outstanding since February 14, 2005, the date of the initial public offering, for purposes of computing the basic net income (loss) per share, as adjusted.
     The unvested shares issued to management are considered options for purposes of computing diluted net income (loss) per share, as adjusted. Therefore, for diluted purposes, all remaining unvested shares granted to management are added to the denominator subsequent to February 11, 2005 using the treasury stock method, if the effect is dilutive. In addition, the treasury stock method is used for outstanding stock options, if dilutive, beginning with the November 10, 2004 grant of options to management to purchase units in ACM that were automatically converted into options to purchase up to 596,985 shares of Alpha Natural Resources, Inc. common stock at an exercise price of $12.73 per share.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
The computations of basic and diluted net income (loss) per share, as adjusted, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$26,127	$12,449	$806	$13,861
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	—	(649)	(91)	(722)

Income from continuing operations, as adjusted	26,127	11,800	715	13,139

Income (loss) from discontinued operations	266	(206)	(214)	(381)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	—	11	2	20

Income (loss) from discontinued operations, as adjusted	266	(195)	(212)	(361)

Net income, as adjusted	$26,393	$11,605	$503	$12,778

Denominator:
Weighted average shares — denominator for basic	61,091,806	13,998,911	50,220,404	13,998,911
Dilutive effect of stock options and restricted stock grants	471,167	—	218,607	—

Adjusted weighted average shares for diluted	61,562,973	13,998,911	50,439,011	13,998,911

Net income per basic share, as adjusted:
Income from continuing operations, as adjusted	$0.43	$0.84	$0.01	$0.94
Income (loss) from discontinued operations, as adjusted	—	(0.01)	—	(0.03)

Net income per basic share, as adjusted	$0.43	$0.83	$0.01	$0.91

Net income per diluted share, as adjusted:
Income from continuing operations, as adjusted	$0.43	$0.84	$0.01	$0.94
Income (loss) from discontinued operations, as adjusted	—	(0.01)	—	(0.03)

Net income per diluted share, as adjusted	$0.43	$0.83	$0.01	$0.91

Pro Forma Net Income (Loss) Per Share
The second set of earnings per share data is labeled “pro forma net income (loss) per share”. The numerator for purposes of computing basic and diluted pro forma net income (loss) per share includes the reported net income (loss) and pro forma adjustments to reflect the impact of:
(i)	the additional income taxes on the portion of reported pre-tax income (loss) attributable to the portion owned by ANR Fund IX Holdings, L.P. for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to June 30, 2004;

(ii)	the add back of minority interest for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to June 30, 2004 because the ownership held by the minority interest owners of ANR Holdings were exchanged for shares of Alpha National Resources, Inc. as part of the Internal Restructuring;

(iii)	the additional income taxes that would have been incurred by the Company on the minority interest added back for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to June 30, 2004; and

(iv)	the issuance of $175,000 principle amount of 10% senior notes due 2012 by our subsidiaries Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. and the entry by Alpha Natural Resources, LLC into a $175,000 credit facility in May 2004, which we refer to as the 2004 Financings, as if these transactions had occurred on January 1, 2004.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
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
     The following pro forma earnings per share data for the quarter and six months ended June 30, 2005 and 2004 give effect to the 2004 Financings, the Internal Restructuring and our initial public offering of common stock completed on February 18, 2005 as if these transactions had occurred on January 1, 2004. This pro forma information is for information purposes only, and should not be considered indicative of results that would have been achieved had the transactions listed above actually been consummated on January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pro forma revenues	$417,636	$339,875	$729,791	$582,597
Pro forma net income	26,393	20,137	2,679	19,820

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
The computation of basic and diluted pro forma earnings (loss) per share are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Reported income from continuing operations	$26,127	$12,449	$806	$13,861
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	—	(649)	(91)	(722)
Deduct: Pro forma effects of the 2004 Financings, net of income taxes	—	672	—	(1,614)
Add: Minority interest in income from continuing operations, net of income tax effect	—	7,993	2,231	8,901

Pro forma income from continuing operations	26,127	20,465	2,946	20,426

Reported income (loss) from discontinued operations	266	(206)	(214)	(381)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	—	11	2	20
Add: Minority interest in income (loss) from discontinued operations, net of income tax effect	—	(133)	(55)	(245)

Pro forma income (loss) from discontinued operations	266	(328)	(267)	(606)

Pro forma net income	$26,393	$20,137	$2,679	$19,820

Pro forma denominator:
Weighted average shares — denominator for basic	61,091,806	60,867,650	61,008,212	60,867,650
Dilutive effect of stock options and restricted stock grants	471,167	292,472	523,260	330,090

Adjusted weighted average shares for diluted	61,562,973	61,160,122	61,531,472	61,197,740

Pro forma net income per basic share:
Pro forma income from continuing operations	$0.43	$0.34	$0.04	$0.34
Pro forma income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Pro forma net income per basic share	$0.43	$0.33	$0.04	$0.33

Pro forma net income per diluted share:
Pro forma income from continuing operations	$0.43	$0.34	$0.04	$0.33
Pro forma income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Pro forma net income per diluted share	$0.43	$0.33	$0.04	$0.32

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
     The Company has implemented the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on pro forma net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to equity-based employee compensation using the Black-Scholes option-pricing model for the three and six months ended June 30, 2005:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Pro forma net income (see above)	$26,393	$2,679
Add: Stock-based compensation expense included in pro forma net income, net of income taxes	2,508	38,029
Deduct: Total stock-based compensation expense determined under fair-value based method, net of income taxes	(2,709)	(38,375)

Pro forma net income, adjusted for effect of fair value of stock options	$26,192	$2,333

Income per share:
Basic and diluted — pro forma (see above)	$0.43	$0.04
Basic and diluted — pro forma, adjusted	$0.43	$0.04
     The Company had not granted equity-based awards prior to November 2004. The fair value of equity-based awards granted in November 2004, February 2005, and April 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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
(3) Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Raw coal	$5,050	$3,888
Saleable coal	80,615	42,899
Materials and supplies	6,850	7,782

Total inventories	$92,515	$54,569

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
(4) Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
10% Senior notes due 2012	$175,000	$175,000
Revolving credit facility	78,000	8,000
Variable rate term notes	879	1,466
Capital lease obligation	1,709	1,995
Other	—	16

Total long-term debt	255,588	186,477
Less current portion	1,349	1,693

Long-term debt, net of current portion	$254,239	$184,784

     The $175,000 of 10% senior notes issued by our indirect subsidiary, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., are unsecured but are guaranteed fully and unconditionally on a joint and several basis by all of our subsidiaries other than the issuers of the notes.
     Alpha Natural Resources, LLC has a revolving credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (Citicorp Credit Facility). The Citicorp Credit Facility, as amended, provides for a revolving line of credit of up to $125,000 and a funded letter of credit facility of up to $50,000. As of June 30, 2005, Alpha Natural Resources, LLC had $78,000 principal amount of borrowings outstanding under our $125,000 revolving line of credit and $3,408 in letters of credit outstanding, leaving $43,592 available for borrowing. The weighted average interest rate applicable to our borrowings under the revolver was 6.6% as of June 30, 2005. As of June 30, 2005, the funded letter of credit facility was fully utilized at $50,000 at an annual fee of 3.1% of the outstanding amount. Each of our subsidiaries other than Alpha Natural Resources, LLC has guaranteed Alpha Natural Resources, LLC’s obligations under the revolving credit facility. The obligations of Alpha’s subsidiaries under the Citicorp Credit Facility are collateralized by all of their assets. The Citicorp Credit Facility contains various affirmative and negative covenants which, among others, establish net worth, interest coverage and leverage ratio requirements. Alpha Natural Resources, LLC must pay an annual commitment fee up to a maximum of 1/2 of 1% of the unused portion of the commitment. Alpha’s subsidiaries were in compliance with their debt covenants under the Citicorp Credit Facility as of June 30, 2005.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
(5) Asset Retirement Obligation
     At June 30, 2005 and December 31, 2004, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $40,965 and $39,579, respectively. The portion of the costs expected to be incurred within a year in the amount of $6,691 at June 30, 2005 and December 31, 2004 is included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $95,980 at June 30, 2005 and $91,394 at December 31, 2004. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2004	$39,579

Accretion for the six months ended June 30, 2005	1,631
Sites added in first six months of 2005	1,156
Expenditures for the six months ended June 30, 2005	(1,772)
Loss on settlement of asset retirement obligation	371

Total asset retirement obligation at June 30, 2005	$40,965

(6) Stock-Based Compensation Awards
     The Company accounts for stock-based compensation awards granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for equity-based awards is recognized in an amount equal to the difference between the exercise price of the award and the fair value of the Company’s equity on the date of grant. In accordance with APB Opinion No. 25, the Company recognized compensation expense of $3,381 and $39,788 related to the quarter and six months ended June 30, 2005, respectively, for equity-based awards that had an exercise or issuance price less than the fair value of the Company’s common shares on the grant or issue date.
     The total number of options outstanding at June 30, 2005 were 1,209,194 shares at a weighted average price of $16.32. None of these options were exercisable as of June 30, 2005. The following table summarizes the options granted and forfeited during the six months ended June 30, 2005 and the options outstanding at June 30, 2005:

			Weighted
			Average
	Number of	Exercise	Remaining
	Options	Price	Life at 6-30-05
Outstanding at January 1, 2005	596,985	$12.73	4.4
Granted at initial public offering	692,905	$19.00	4.6
Exercised	—	—
Forfeited	(90,696)	$14.11
Issued during period	10,000	$24.85	4.8

Outstanding at June 30, 2005	1,209,194	$16.32	4.5

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
(7) Postretirement Benefits Other Than Pensions
     The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1,000	$199	$1,944	$398
Interest cost	717	156	1,255	312
Amortization of net (gain) or loss	15	(6)	9	(12)
Amortization of prior service cost	608	—	1,306	—

Net periodic benefit cost	$2,340	$349	$4,514	$698

     Employer contributions for benefits paid for the six months ended June 30, 2005 and 2004 were $10 and $19, respectively. Employee contributions are not expected to be made and the plan is unfunded.
     Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended June 30, 2005 and 2004 were $8 and $8, respectively and $15 and $17 for the six months ended June 30, 2005 and 2004, respectively.
(8) Related Party Transactions
     The Company had the following receivable balances with affiliated parties as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
AMCI	$28,019	$7,121
Robindale Energy & Subsidiary	—	6

Total	$28,019	$7,127

     As of June 30, 2005, $26,478 of receivables from AMCI is included in trade accounts receivable, net and $1,541 is included in notes and other receivables. As of December 31, 2004, all receivables from AMCI were included in trade accounts receivable. The majority of the AMCI receivables as of June 30, 2005 and December 31, 2004 relate to coal sales transactions in the normal course of business.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
     The Company had the following balances payable to affiliated parties as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
AMCI	$3,600	$262
Robindale Energy & Subsidiary	—	42
First Reserve Fund IX, L.P.	4,500	—

Total	$8,100	$304

     As of June 30, 2005, $3,600 of AMCI payables is included in accrued expenses and other current liabilities and $4,500 of payables to First Reserve Fund IX, L.P. is included in other liabilities. These represent tax distributions related to the Internal Restructuring on February 11, 2005. As of December 31, 2004, $262, related to building rent, is included in accrued expenses and other current liabilities and $42 payable to Robindale Energy & Subsidiary is included in trade accounts payable.
(9) Segment Information
     The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of June 30, 2005, consisted of 45 underground mines and 22 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. The All Other category includes the Company’s equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest. EBITDA, as adjusted, from continuing operations is defined as income from continuing operations plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.
     Operating segment results for continuing operations for the quarter ended June 30, 2005 and segment assets as of June 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$414,660	$10,517	$(7,541)	$417,636
Depreciation, depletion, and amortization	14,344	369	362	15,075
EBITDA, as adjusted	70,502	1,112	(14,867)	56,747
Capital expenditures	35,924	40	235	36,199
Total assets	505,097	72,329	30,806	608,232

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
     Operating segment results for continuing operations for the six months ended June 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$722,116	$20,229	$(12,554)	$729,791
Depreciation, depletion, and amortization	27,494	788	963	29,245
EBITDA, as adjusted	116,377	2,341	(61,864)	56,854
Capital expenditures	65,458	322	431	66,211
     Operating segment results for continuing operations for the quarter ended June 30, 2004 and segment assets as of June 30, 2004 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$335,237	$7,289	$(2,651)	$339,875
Depreciation, depletion, and amortization	12,190	244	482	12,916
EBITDA, as adjusted	60,782	1,159	(13,865)	48,076
Capital expenditures	17,006	39	31	17,076
Total assets	366,991	74,554	19,658	461,203
     Operating segment results for continuing operations for the six months ended June 30, 2004 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$574,860	$13,340	$(5,603)	$582,597
Depreciation, depletion, and amortization	23,205	494	991	24,690
EBITDA, as adjusted	88,904	1,840	(25,634)	65,110
Capital expenditures	32,869	143	333	33,345

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
     Reconciliation of total segment EBITDA, as adjusted, to income from continuing operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total segment EBITDA, as adjusted, from continuing operations	$56,747	$48,076	$56,854	$65,110
Interest expense	(6,647)	(6,780)	(12,764)	(8,831)
Interest income	191	80	478	101
Income tax expense from continuing operations	(9,089)	(3,119)	(11,599)	(3,473)
Depreciation, depletion and amortization from continuing operations	(15,075)	(12,916)	(29,245)	(24,690)
Minority interest in income from continuing operations	—	(12,892)	(2,918)	(14,356)

Income from continuing operations	$26,127	$12,449	$806	$13,861

     The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $204,638 and $344,771 or approximately 49% and 47% of total revenues for the quarter and six months ended June 30, 2005, respectively. Export revenues were $185,378 and $275,541 or approximately 55% and 47%, respectively, of total revenues for the quarter and six months ended June 30, 2004.
(10) Contingencies
(a) Guarantees and Financial Instruments with Off-balance Sheet Risk
     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s combined balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of June 30, 2005 is $53,408. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $2,300. The estimated fair value of these guarantees is not significant.
(b) Litigation
     The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
(11) Discontinued Operations
     On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”), to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. The Company recorded a gain on the sale of NKC of $704 for the quarter and six months ended June 30, 2005. The results of operations of NKC for the current and prior periods have been reported in discontinued operations. National King Coal LLC was previously reported in the Coal Operations segment and Gallup Transportation and Transloading Company, LLC was previously reported in the All Other segment (note 9).
     The following statement of operations data reflects the activity for the discontinued operation for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	$906	$3,484	$4,523	$7,501
Total costs and expenses	1,251	3,960	5,607	8,377
Gain on sale of discontinued operations	704	0	704	0

Income (loss) from operations	359	(476)	(380)	(876)
Miscellaneous income	0	4	1	4
Income tax expense (benefit) from discontinued operations	93	(52)	(93)	(96)
Minority interest in income (loss) from discontinued operations	0	(214)	(72)	(395)

Income (loss) from discontinued operations	$266	$(206)	$(214)	$(381)

(12) Income Taxes
     Since the condensed consolidated statements of operations for the six months ended June 30, 2005 include activity both prior to and after the Internal Restructuring and initial public offering, the total income tax provision is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and from January 1, 2004 to June 30, 2004 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and initial public offering, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.
     A tax provision of $9,089 was recorded for the three months ended June 30, 2005 on pre-tax income from continuing operations of $35,216, which equates to an effective tax rate of 25.8%.
     A tax provision of $11,599 was recorded for the six months ended June 30, 2005 on pre-tax income from continuing operations of $15,323, which equates to an effective tax rate of 75.7%. This rate is higher than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the restructuring. As $33,029 of the stock-based compensation charge was identified as a significant unusual item in the first quarter of 2005, the tax effect of the $33,029 expense (no tax benefit) was recorded in the first quarter of 2005 and excluded from the estimated annual effective tax rate of approximately 26%. The Company’s effective tax rate for the interim periods is applied to pre-tax income exclusive of the $33,029 stock-based compensation charge.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
Significant components of income tax expense from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Current tax expense:
Federal	$6,639	$1,461	$8,684	$1,629
State	935	43	1,315	47

	7,574	1,504	9,999	1,676

Deferred tax expense:
Federal	1,218	1,191	1,287	1,324
State	297	424	313	473

	1,515	1,615	1,600	1,797

Total income tax expense:
Federal	7,857	2,652	9,971	2,953
State	1,232	467	1,628	520

	$9,089	$3,119	$11,599	$3,473

     A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Federal statutory income tax expense	$12,325	$9,961	$5,362	$11,092
Increases (reductions) in taxes due to:
Percentage depletion allowance	(4,895)	(1,979)	(6,563)	(2,205)
Extraterritorial income exclusion	(521)	—	(705)	—
Deduction for domestic production activities	(202)	—	(279)	—
State taxes, net of federal tax impact	757	304	1,056	338
Stock-based compensation	1,300		13,354	—
Change in valuation allowance	268	(134)	397	(149)
Taxes not provided for minority interest	—	(4,644)	(1,001)	(5,171)
Taxes not provided for pass-through entity	—	(469)	(133)	(522)
Other, net	57	80	111	90

Actual income tax expense	$9,089	$3,119	$11,599	$3,473

     Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the condensed consolidated financial statements include the following amounts:

	June 30,	December 31,
	2005	2004
Deferred tax assets:
Investment in limited liability company subsidiary	$124,701	$—
Net operating loss carryforwards	3,238	5,598
Charitable contribution carryforwards	136	207
Alternative minimum tax credit carryforward	4,364	1,249

Gross deferred tax assets	132,439	7,054
Less valuation allowance	(108,677)	(1,374)

Total net deferred tax assets	23,762	5,680

Deferred tax liabilities:
Investment in limited liability company subsidiary	—	(6,869)
Virginia tax credit	(2,665)	(1,855)

Total deferred tax liabilities	(2,665)	(8,724)

Net deferred tax asset(liability)	$21,097	$(3,044)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
     Changes in the net deferred tax asset (liability) balance during the six months ended June 30, 2005 are as follows:

ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries:
Deferred tax liability balance at December 31, 2004	$(3,044)
Deferred tax benefit recorded in period from January 1, 2005 to February 11, 2005 for continuing and discontinued operations	192

Deferred tax liability balance at February 11, 2005	$(2,852)

Alpha Natural Resources, Inc.:
Deferred tax liability balance on February 12, 2005	$(2,852)

Estimated deferred tax asset generated from the Internal Restructuring	132,637
Valuation allowance established at the time of the Internal Restructuring	(106,908)

Net deferred taxes recorded as part of Internal Restructuring, with offsetting increase to additional paid-in capital	25,729
Deferred tax expense recorded in period from February 12, 2005 to June 30, 2005 for continuing and discontinued operations	(1,780)

Net deferred tax asset at June 30, 2005	$21,097

     The Internal Restructuring resulted in an increase in the basis of assets for income tax purposes, currently estimated at $346,000, which resulted in a gross deferred tax asset of $132,637. This amount was offset by an increase to the valuation allowance of $106,908 as of the date of the Internal Restructuring. The resulting net increase in deferred income taxes of $25,729 was recorded as an increase to additional paid-in capital, as the underlying change in the tax basis of assets of the Company was caused by the Internal Restructuring transactions between the Company and its stockholders.
     Since the Company has not been in business long enough to develop a strong earnings history (objective evidence as required by generally accepted accounting principles), and due to the likelihood that the alternative minimum tax will exceed the regular tax in the future, the Company has recorded a valuation allowance of $108,677 as of June 30, 2005. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance through the tax provision as appropriate based primarily upon continued development of an earnings history and projected future earnings based on future sales commitments, which impacts the utilization of deferred tax assets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In thousands, except percentages and share data)
     The breakdown of the net deferred tax asset (liability), net of valuation allowance, recorded in the accompanying condensed consolidated balance sheets is as follows:

	June 30,	December 31,
	2005	2004
Current asset	$605	$4,674
Current liability	—	—

Net current asset	605	4,674

Noncurrent asset	23,157	1,006
Noncurrent liability	(2,665)	(8,724)

Net noncurrent asset (liability)	20,492	(7,718)

Total net deferred tax asset (liability)	$21,097	$(3,044)

(13) New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of equity awards over the required service period. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which uses the intrinsic value method to value stock-based compensation. On April 14, 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123(R) to allow SEC registrants to implement SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) effective January 1, 2006.

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
Cautionary Note Regarding Forward Looking Statements
     This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions in customer coal inventories;

•	long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad and other transportation performance and costs;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability of skilled employees and other employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition; and

•	other factors, including the other factors discussed in “Overview – Coal Pricing Trends and Uncertainties” and “Outlook” below, and the “Risks Related to our Company” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our annual report on Form 10-K for the year ended December 31, 2004.
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
Overview
     We produce, process and sell steam and metallurgical coal from seven regional business units, which, as of June 30, 2005, are supported by 45 active underground mines, 22 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and six months ended June 30, 2005, sales of steam coal were 3.9 and 7.1 million tons, respectively, which accounted for approximately 58% of our coal sales volume during each of these periods. For the three months and six months ended June 30, 2005, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.8 and 5.1 million tons, respectively, which accounted for approximately 42% of our coal sales volume during each of these periods. Our primary focus in producing, processing and selling coal is on maximizing coal margins. Our sales of steam coal during the first half of 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during the period were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 47% of our sales revenue in the first six months of 2005 was derived from sales made outside the United States, primarily in Japan, Canada, Brazil, Korea and several European countries.
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
     NKC Disposition. On April 14, 2005, we sold the assets of our Colorado mining subsidiary National King Coal, LLC and related trucking subsidiary Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. We recorded a gain on this sale of $0.7 million and are reporting NKC as discontinued operations for all periods presented herein. The components of the operating results included in discontinued operations are shown in the footnote 11 to our unaudited condensed consolidated financial statements included elsewhere in this report.

     Coal Pricing Trends and Uncertainties. During the three months and six months ended June 30, 2005 when compared to the corresponding periods in 2004, prices for our coal increased significantly due to a combination of conditions in the United States and internationally, including an improving U.S. economy and robust economic growth in Asia, relatively low customer stockpiles, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, high current and forward prices for natural gas and oil, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the three months and six months ended June 30, 2005. While our outlook on coal pricing remains positive as noted below under “—Outlook,” future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this strong coal pricing environment will continue. As of July 25, 2005, approximately 31% of our planned 2006 production and 60% of our planned 2007 production was uncommitted and was not yet priced. For the tons for which we have firm commitments in 2006, the average price for steam coal is $45.34 per ton and the average price for metallurgical coal is $74.28 per ton.
     During the first half of 2005 when compared to the first half of 2004, we experienced increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for steel manufactured equipment and supplies, employee wages and salaries, and contract mining and trucking. We also experienced disruptions in railroad service during the first six months of 2005, which caused delays in delivering products to customers and increased our internal coal handling costs at our operations. We currently expect disruptions in railroad service to continue through the second half of 2005. Conditions affecting railroad service are subject to factors beyond our control and we cannot predict whether and for how long these railroad-related costs will continue to increase in the future.
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
     We are also experiencing a tight market for skilled mining employees, due to increased demand by coal producers attempting to increase production in response to the strong market demand for coal, and demographic changes as existing miners in Appalachia retire at a faster rate than new miners are added to the Appalachian mining workforce. Although we have initiated training programs to create new skilled miners and raise the skill levels of existing miners, continued limited availability of skilled miners could prevent us from being able to meet our production and sales forecasts. The supply of skilled mining employees is subject to factors beyond our control and we cannot predict whether and for how long this employee market will remain limited.
     The U.S. dollar weakened during 2003 and 2004, which made U.S. coal relatively less expensive and, therefore, more competitive in foreign markets. We believe that the weakening of the U.S. dollar over this period enabled us to export more metallurgical coal at higher prices than would otherwise have been the case during 2003 and 2004, and that this trend contributed to our growth in revenues and income during those periods. The U.S. dollar has strengthened against most major currencies since the beginning of 2005, and we believe that a sustained strengthening of the U.S. dollar would adversely affect our exports. Changes in currency conversion rates are subject to factors beyond our control and we cannot predict whether the dollar will weaken or strengthen against foreign currencies during any particular period.
     A negotiated wage agreement between one of our subsidiaries and the United Mine Workers of America (UMWA) covering approximately 86 employees as of June 30, 2005 at our Cherokee mine expired on March 23, 2005. Our subsidiary is currently in negotiations with the UMWA for a successor agreement to cover union workers at this mine.
     For additional information regarding some of the risks and uncertainties that affect our business, see the “Risks Related to our Company” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our annual report on Form 10-K for the year ended December 31, 2004.

Reconciliation of Non-GAAP Measures
     The following unaudited table reconciles EBITDA and EBITDA, as adjusted, to net income, the mostly directly comparable GAAP measure.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$26,393	$12,243	$592	$13,480
Interest expense	6,647	6,780	12,764	8,831
Interest income	(191)	(80)	(478)	(101)
Income tax expense	9,182	3,067	11,506	3,377
Depreciation, depletion and amortization	15,048	13,111	29,528	25,040

EBITDA (1)	57,079	35,121	53,912	50,627

Minority interest	—	12,678	2,846	13,961

EBITDA, as adjusted (1)	$57,079	$47,799	$56,758	$64,588

(1)    EBITDA is defined as net income plus interest expense, income tax expense (benefit), depreciation, depletion, and amortization, less interest income. EBITDA, as adjusted, includes EBITDA plus minority interest. EBITDA and EBITDA, as adjusted, are used by management to measure operating performance, and management also believes they are useful indicators of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. In addition, the amounts presented for EBITDA and EBITDA, as adjusted, differ from the amounts calculated under the definition of EBITDA used in our debt covenants. The definition of EBITDA used in our debt covenants is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring debt and making certain payments. Adjusted EBITDA as it is used and defined in our debt covenants is described and reconciled to net income (loss) in “— Analysis of Material Debt Covenants” below.
Results of Operations
     The discussions that follow exclude the discontinued operating results of NKC for all periods.
Three months Ended June 30, 2005 Compared to the Three months Ended June 30, 2004
          Summary
     For the quarter ended June 30, 2005, we recorded revenues of $417.6 million compared to $339.9 million for the quarter ended June 30, 2004. Net income increased from $12.2 million in the second quarter of 2004 to $26.4 million for the second quarter of 2005. Included in our current period results were a stock-based compensation charge in the amount of $3.4 million ($2.5 million after-tax) and the gain on the sale of NKC of $0.7 million ($0.5 million after-tax). EBITDA, as adjusted and as reconciled to our net income in the table above, was $57.1 million in the second quarter 2005, including the non-cash portion of the stock-based compensation charge in the amount of $3.4 million, and was $9.3 million more than the same period in 2004. Our earnings per diluted share were $0.43 for the second quarter of 2005, a $0.10 per share increase over the pro forma earnings per share for the 2004 period. Our pro forma net income and earnings per share are calculated in footnote 2 of our financial statements included in this report. The combination of the stock-based compensation charge and the NKC gain discussed above had a negative $0.03 effect on our per share earnings in this year’s second quarter.
     We sold 6.7 million tons of coal during the current quarter, 0.1 million more than the comparable period in 2004. Coal margin (or coal margin per ton) which we define as coal revenues (or coal revenues per ton) less cost of coal sales (or cost of coal sales per ton), which excludes depreciation, amortization and depletion (DD&A) and selling, general and administrative expenses (SG&A), divided by coal revenues (or coal revenues per ton), decreased from 20.5% in 2004 to 19.4% in 2005. Coal margin per ton was $10.55 in the second quarter 2005, a 16% increase from the second quarter 2004.

          Revenues

	Three months Ended		Increase
	June 30,		(Decrease)
	2005	2004	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$364,070	$293,798	$70,272	24%
Freight and handling revenues	48,239	39,671	8,568	22%
Other revenues	5,327	6,406	(1,079)	(17%)

Total revenues	$417,636	$339,875	$77,761	23%

Tons Sold:

Steam	3,906	4,037	(131)	(3%)
Metallurgical	2,784	2,593	191	7%

Total	6,690	6,630	60	1%

Coal sales realization per ton:

Steam	$40.97	$31.58	$9.39	30%
Metallurgical	73.29	64.13	9.16	14%

Total	$54.42	$44.31	$10.11	23%

     Coal Revenues. Coal revenues increased by $70.3 million during the quarter ended June 30, 2005 over the comparable period of 2004, or 24%, mainly driven by a 23% increase in coal sales realization per ton from $44.31 per ton in the second quarter of 2004 to $54.42 per ton in the second quarter of 2005. Our metallurgical coal (met coal) realization per ton increased from $64.13 per ton in the second quarter of 2004 to $73.29 per ton in the second quarter of 2005, or 14%, and steam coal realization per ton increased from $31.58 to $40.97 for the reasons discussed in the section titled “Coal Pricing Trends and Uncertainties” above. Met coal sales accounted for 42% of our coal sales volume in the three months ended June 30, 2005 compared to 39% in the year ago period. Total tons sold during the second quarter of 2005 were 6.7 million, including 2.8 million tons of met coal and 3.9 million of steam coal. Sales volume for the comparable period last year were 6.6 million tons of which 2.6 million were met coal and 4.0 million were steam coal. This change in the mix of met and steam coal tons sold reflects our ability to interchange certain coals as part of our effort to maximize realizations and coal margins.
     Freight and Handling Revenues. Freight and handling revenues increased by $8.6 million for the three months ended June 30, 2005 over the year ago period due to higher freight rates partially offset by a decrease of 0.1 million export tons. However, these revenues are offset by equivalent costs and do not contribute to our profitability.
     Other Revenues. Other revenues decreased by $1.1 million during the second quarter this year from the second quarter last year. This decrease was mainly due to lower revenues from our equipment and parts sales and equipment repairs of our subsidiary, Maxxim Rebuild Company, offset in part by higher revenues from third party coal processing fees.
          Costs and Expenses

	Three months ended		Increase
	June 30.		(Decrease)
	2005	2004	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$293,493	$233,490	$60,003	26%
Freight and handling costs	48,239	39,671	8,568	22%
Cost of other revenues	4,319	4,928	(609)	(12%)
Depreciation, depletion and amortization	15,075	12,916	2,159	17%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $3,381 in 2005)	14,870	13,861	1,009	7%

Total costs and expenses	$375,996	$304,866	$71,130	23%

	Three months ended		Increase
	June 30.		(Decrease)
	2005	2004	$	%
	(in thousands, except per ton data)
Cost of coal sales per ton:
Company mines	$36.65	$30.51	$6.14	20%
Contract mines (including purchased and processed)	53.12	41.39	11.73	28%

Total produced and processed	40.40	32.97	7.43	23%
Purchased and sold without processing	56.46	41.80	14.66	35%

Cost of coal sales per ton	$43.87	$35.22	$8.65	25%

     Cost of Coal Sales: Our cost of coal sales increased by $60.0 million, or $8.65 per ton, from $233.5 million, or $35.22 per ton, in the second quarter 2004 to $293.5 million, or $43.87 per ton, in the second quarter of 2005. Our cost of sales per ton of our produced and processed coal was $40.40 per ton in the three months ended June 30, 2005 as compared to $32.97 per ton in the comparable period in 2004. This increase is attributable to increased costs for mine supplies, added preparation costs and lower yields involved in increasing the proportion of our sales made to the metallurgical markets, higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 28% in the current quarter as compared to the first quarter 2004. So far this year we have elected to take over three failing contract mines, and we have incurred extra costs to bring them up to our standards. The cost of sales per ton of our purchased coal was $56.46 per ton in the second quarter 2005, and $41.80 per ton for the corresponding period of 2004. This $14.66 per ton increase in costs is due to the general increase in coal prices since last year and the change in the mix of coal qualities purchased. Of these purchased tons, approximately 68% was blended with our produced and processed tons prior to resale.
     Freight and Handling Costs. Freight and handling costs increased by $8.6 million for the three months ended June 30, 2005 over the year ago period mainly due to higher freight rates. We paid these freight and handling costs which we treat as being reimbursed by our customers. These costs are offset by an equivalent amount of freight and handling revenues.
     Cost of Other Revenues. Our cost of other revenues decreased by 12% or $0.6 million in the second quarter of 2005 when compared to the similar period in 2004 due to lower expenses at our subsidiary, Maxxim Rebuild Company, partially offset by higher coal processing costs due to increased volumes. The margin (other revenues less cost of other revenues) on other revenues decreased by $0.5 million compared to the second quarter of 2004 due to a decrease in sales commission margin.
     Depreciation, Depletion and Amortization. DD&A increased $2.2 million or 17%, to $15.1 million for the three months ended June 30, 2005 as compared to the same period in 2004 due mainly to capital additions. DD&A per ton of produced and processed coal sold increased from $2.62 per ton for the three months ended June 30, 2004 to $2.88 per ton in the same period of 2005.
     Selling, General and Administrative Expenses. Our SG&A expenses increased by $1.0 million during the second quarter of 2005 over the corresponding quarter last year. Excluding our stock-based compensation charge of $3.4 million incurred in the second quarter of 2005, these costs decreased in the three months ended June 30, 2005 by $2.4 million from the second quarter of last year. Included in the second quarter of 2004 expenses were incentive bonuses in the total amount of $4.4 million. Included in this year’s second quarter are higher professional fees related to a strategic sourcing initiative, our Sarbanes-Oxley compliance project and other expenses related to being a public company.
     Interest Expense. Interest expense decreased marginally from $6.8 million to $6.6 million during the second quarter of 2005 compared to the same period in 2004 as a charge related to the write-off of $2.8 million of the unamortized portion of deferred loan costs associated with our prior credit facility in the 2004 period was almost offset by the additional interest expense we incurred on our 10% senior notes in the 2005 period.
     Interest Income. Interest income increased by $0.1 million in the three months ended June 30, 2005 from the three months ended June 30, 2004. This increase was attributable to our $10.0 million loan to a coal supplier which we made in June 2004.
     Income Tax Expense: Our provision for income taxes related to continuing operations increased by $6.0 million from $3.1 million in the prior year’s second quarter to $9.1 million in this year’s second quarter. The effective tax rate of 25.8% for the second quarter of 2005 is higher than the 11.0% effective tax rate for the second quarter of 2004 primarily due to a portion of pre-tax income related to the minority interest and pass-through entity owners not being tax affected in the 2004 period. Subsequent to the Internal Restructuring and IPO in 2005, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.

Six months Ended June 30, 2005 Compared to the Six months Ended June 30, 2004
     Summary
     For the six months ended June 30, 2005, our total revenues were $729.8 million compared to $582.6 million for the six months ended June 30, 2004, an increase of $147.2 million. Net income decreased from $13.5 million in the 2004 period to $0.6 million for the 2005 period. Included in net income for the six months ended June 30, 2005 was a stock-based compensation charge in the amount of $39.8 million ($38.0 million after-tax) and gains associated with the settlement of a funded reclamation bonding program in the first quarter of 2005 and the sale of NKC totaling $2.5 million ($1.8 million after-tax). EBITDA, as adjusted and as reconciled to our net income or loss in the table above, was $56.8 million in the first half of 2005, including the non-cash portion of the stock-based compensation charge in the amount of $32.3 million and was $7.8 million less than the same period in 2004. Our pro forma earnings per diluted share were $0.04 for the first half 2005, a $0.28 per share decrease over pro forma earnings per share for the 2004 period (see footnote 2 in our financial statements included herein). The combination of the stock-based compensation charge and the gains discussed above had a negative $0.59 effect on our pro forma earnings per share for the first half of 2005.
     We sold 12.2 million tons of coal during the first half of 2005, 0.4 million less than the comparable period in 2004. Coal margin increased from 17.2% in 2004 to 18.4% in 2005. Coal margin per ton was $9.61 in the six months ended June 30, 2005, a 39% increase from the first half of 2004.
          Revenues

	Six months Ended		Increase
	June 30,		(Decrease)
	2005	2004	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$637,204	$505,813	$131,391	26%
Freight and handling revenues	79,991	65,275	14,716	23%
Other revenues	12,596	11,509	1,087	9%

Total revenues	$729,791	$582,597	$147,194	25%

Tons Sold:

Steam	7,111	7,806	(695)	(9%)
Metallurgical	5,112	4,773	339	7%

Total	12,223	12,579	(356)	(3%)

Coal sales realization per ton:

Steam	$39.01	$31.01	$8.00	26%
Metallurgical	70.37	55.27	15.10	27%

Total	$52.13	$40.21	$11.92	30%

     Coal Revenues. Coal revenues increased by $131.4 million during the six months ended June 30, 2005 over the comparable period of 2004, or 26%, mainly driven by a 30% increase in coal sales realization per ton from $40.21 per ton in the first half of 2004 to $52.13 per ton in the comparable 2005 period. Our met coal realization increased from $55.27 per ton in the six months ended June 30, 2004, to $70.37 per ton in the 2005 six month period, or 27%, and steam coal realization per ton increased from $31.01 to $39.01 or 26%. Met coal sales accounted for 42% of our coal sales volume in the six months ended June 30, 2005 compared to 38% in the year ago period. Total tons sold during the first half of 2005 were 12.2 million, including 5.1 million tons of met coal and 7.1 million of steam coal. Sales for the comparable period last year were 12.6 million tons of which 4.8 million were met coal and 7.8 million were steam coal. This change in the mix of met and steam coal tons sold reflects our ability to interchange certain coals as part of our effort to maximize realizations and coal margins.
     Freight and Handling Revenues. Freight and handling revenues increased by $14.7 million during the six months ended June 30, 2005 over the year ago period mainly due to higher freight rates. However, these revenues are offset by equivalent costs and do not contribute to our profitability.

     Other Revenues. Other revenues increased by $1.1 million during the first half of this year from the corresponding period last year mainly due to higher revenues from third party coal processing fees that were partially offset by a decrease in revenues associated with coal sales commissions.
          Costs and Expenses

	Six months ended		Increase
	June 30.		(Decrease)
	2005	2004	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$519,777	$418,572	$101,205	24%
Freight and handling costs	79,991	65,275	14,716	23%
Cost of other revenues	10,384	8,338	2,046	25%
Depreciation, depletion and amortization	29,245	24,690	4,555	18%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $39,788 in 2005)	62,776	25,666	37,110	145%

Total costs and expenses	$702,173	$542,541	$159,632	29%

Cost of coal sales per ton:
Company mines	$35.65	$28.99	$6.66	23%
Contract mines (including purchased and processed)	50.14	38.32	11.82	31%

Total produced and processed	38.78	31.12	7.66	25%
Purchased and sold without processing	58.09	40.43	17.66	44%

Cost of coal sales per ton	$42.52	$33.28	$9.24	28%

     Cost of Coal Sales: Our cost of coal sales increased by $101.2 million, or $9.24 per ton, from $418.6 million, or $33.28 per ton, in the six months ended June 30, 2004 to $519.8 million, or $42.52 per ton, in the 2005 comparable period. Our cost of sales per ton of our produced and processed coal was $38.78 per ton in the six months ended June 30, 2005 as compared to $31.12 per ton in the comparable period in 2004. This increase is attributable to increased costs for steel-related mine supplies, added preparation costs and lower yields involved in increasing the proportion of our sales made to the metallurgical markets, higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 31% in the current period as compared to the prior year period. The cost of sales per ton of our purchased coal was $58.09 per ton in the first half of 2005, and $40.43 per ton for the corresponding period of 2004. This $17.66 per ton increase in costs is due to the general increase in coal prices since last year and the change in the mix of coal qualities purchased. Of these purchased tons approximately 65% was blended with our produced and processed tons prior to resale.
     Freight and Handling Costs. Freight and handling costs increased by $14.7 million during the six months ended June 30, 2005 over the year ago period due to higher freight rates. We paid these freight and handling costs which we treat as being reimbursed by our customers. These costs are offset by an equivalent amount of freight and handling revenues. .
     Cost of Other Revenues. Our cost of other revenues increased by 25% or $2.0 million in the first half of 2005 when compared to the similar period in 2004 due to higher coal processing costs due to increased volumes. The margin (other revenues less cost of other revenues) on other revenues decreased by $1.0 million in the first half of 2005 when compared to the first six months of 2004 due mainly to the decrease in sales commission revenues discussed above.
     Depreciation, Depletion and Amortization. DD&A increased $4.6 million, or 18%, to $29.2 million for the six months ended June 30, 2005 as compared to the same period in 2004 due mainly to capital additions. DD&A per ton of produced and processed coal sold increased from $2.56 per ton for the six months ended June 30, 2004 to $2.97 per ton in the same period of 2005.
     Selling, General and Administrative Expenses. Our SG&A expenses increased by $37.1 million during the first six months of 2005 over the corresponding period last year. Excluding our stock-based compensation charge of $39.8 million incurred in the first half of 2005, these costs decreased in the six months ended June 30, 2005 by $2.7 million from the comparable period last year. Included in the first six months of 2004 expenses were incentive bonuses in the total amount of $4.4 million and a $3.1 million payment related to partial termination of a coal supply agreement. Included in this year’s first six months are higher professional fees related to a strategic sourcing initiative, our Sarbanes-Oxley compliance project and other expenses related to being a public company.

     Interest Expense. Interest expense increased from $8.8 million to $12.8 million during the six months ended June 30, 2005 compared to the same period in 2004. A charge related to the write-off of $2.8 million of the unamortized portion of deferred loan costs associated with our prior credit facility in the 2004 period was more than offset by the additional interest expense we incurred on our 10% senior notes in the 2005 period.
     Interest Income. Interest income increased by $0.4 million in the six months ended June 30, 2005 over the six months ended June 30, 2004. This increase was attributable to our $10.0 million loan to a coal supplier which we made in June 2004.
     Income Tax Expense: Our provision for income taxes related to continuing operations increased by $8.1 million from $3.5 million in the prior year’s first half to $11.6 million in this year’s first six months. Because the condensed consolidated statements of operations for the six months ended June 30, 2005 include activity both prior to and after the Internal Restructuring and IPO, the total income tax provision is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and from January 1, 2004 to June 30, 2004 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and IPO, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.
     The effective tax rate of 75.7% for the first half of 2005 is greater than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and IPO not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the Internal Restructuring. As $33.0 million of the stock-based compensation charge was identified as a significant unusual item in the first quarter of 2005, the tax effect of the $33.0 million expense (no tax benefit) was accounted for in that period and excluded from the estimated annual effective tax rate of approximately 26%. The Company’s effective tax rate for the interim periods is applied to pre-tax income exclusive of the $33.0 million stock-based compensation charge. Because the majority of the 2005 stock-based compensation was recorded in the first quarter, the first half of 2005 effective tax rate is not indicative of the effective tax rate for the remainder of 2005. We estimate that exclusive of the stock-based compensation charge (both the $33.0 million significant unusual portion and the recurring portion for the full year of 2005), our 2005 effective tax rate would be approximately 23.5%, which is lower than the federal statutory rate of 35% due to the benefits of percentage depletion and a combination of the extraterritorial income exclusion and deduction for domestic production activities enacted as part of the American Jobs Creation Act of 2004, partially offset by state income taxes and valuation allowances. Actual pre-tax income for the year will have an impact on the effective tax rates just noted and therefore our estimate of the rates may change in subsequent quarters.
     Our effective tax rate of 75.7% for the first half of 2005 is much higher compared to the first half of 2004 rate of 11% primarily due to the significant stock-based compensation charge for 2005 that did not exist in 2004. In addition, the portion of pre-tax income related to the minority interest and pass-through entity owners not tax affected is greater in the first half of 2004, thereby reducing the effective rate more in that period of 2004 compared to the same period in 2005.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, pay income taxes, and to service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other income and borrowings under our senior credit facility.
     At June 30, 2005, our available liquidity was $53.7 million, including cash of $10.1 million and $43.6 million available under our credit facility. Our total indebtedness was $262.6 million at June 30, 2005 an increase of $60.9 million from the year ended December 31, 2004.

     We currently project cash capital spending for the full year of 2005 of $110 million to $120 million. These forecasted expenditures will be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.
   Cash Flows
     Net cash used by operations in the first six months of 2005 was $1.4 million, a decrease of $48.5 million from the $47.1 million of net cash provided by operations during the first six months of 2004. This $48.5 million decrease in cash provided by operations is mainly attributed to an increase in the cash used by operating assets and liabilities. The combination of our net income and non-cash charges included in net income for the first six months of 2005 increased by $10.6 million over the comparable period in 2004. Improved operating results in the first six months of 2005 over the prior year period were more than offset by our stock-based compensation charges in the amount of $39.8 million, the majority of which were non-cash. This $10.6 million increase was more than offset by an increase in the cash required to support our operating assets and liabilities in the amount of $59.1 million. The additional cash required for operating assets and liabilities in the first six months of 2005 as compared to the first six months of 2004 was principally caused by the following three factors:
▪ Our trade accounts receivable used $19.4 million more cash in the first six months of 2005 than in the comparable period last year, due to the 25% increase in our total revenues in the six months ended June 30, 2005 compared to the prior year period. There has been no change in our credit terms and over 93% of our receivables were current in both periods.
▪ The cash required to carry inventories increased by $20.1 million in the current six month period over the corresponding period last year mainly due to an increase in tons in inventory and an increase in the associated cost per ton.

▪ Accounts payable and other current accrued liabilities provided cash in the six months ended June 30, 2005 in the amount of $14.9 million while these liabilities provided cash in the amount of $36.2 million in the year ago period, an additional $21.3 million use of cash in the current period.
     Net cash used in investing activities consumed $18.7 million more cash in the first half of 2005 over the year ago period mainly due to increased capital expenditures for new mines and equipment in the amount of $32.7 million. The 2004 period included a loan to a coal supplier for $10.0 million and the purchase of the net assets of two companies for the total amount of $2.9 million.
     Net cash provided by financing activities increased by $66.8 million to $69.0 million in the six months ended June 30, 2005 over the six months ended June 30, 2004. During the six month period ended June 30, 2004 we recapitalized our company by issuing $175.0 million of 10% senior notes and entered into a new credit facility. We used the proceeds to repay our then existing credit facility and to pay distributions to the members of ANR Holdings, LLC. Net cash provided by financing activities was $2.1 million during the year ago period. In the six months ended June 30, 2005, we completed our previously discussed Internal Restructuring and IPO. The proceeds from the IPO were used to repay shareholders’ notes issued as part of the Internal Restructuring. Our long-term debt increase of approximately $70.0 million has been used to fund our cash needs for working capital and to purchase capital equipment.
   Credit Facility and Long-term Debt
     As of June 30, 2005 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30,
2005
10% Senior notes due 2012	$175,000
Revolving credit facility	78,000
Variable rate term notes	879
Capital lease obligation	1,709

Total long-term debt	255,588
Less current portion	(1,349)

Long-term debt, net of current portion	$254,239

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
   Analysis of Material Debt Covenants
     We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of June 30, 2005.
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
     Based upon Adjusted EBITDA (as defined in the credit agreement), Alpha Natural Resources, LLC’s leverage ratio and interest coverage ratio for the twelve months ended June 30, 2005 were 1.67 (maximum of 3.50) and 7.44 (minimum of 2.50), respectively. Alpha Natural Resources, LLC maintained the leverage and interest coverage ratios specified in, and were in compliance with, the credit facility as of June 30, 2005.
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

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2004	2004	2005	2005	2005
			(in thousands)
Net income (loss)	$5,342	$1,115	$(25,801)	$26,393	$7,049
Interest expense, net	5,449	5,344	5,830	6,456	23,079
Income tax expense (benefit)	1,335	(772)	2,324	9,182	12,069
Depreciation, depletion and amortization expenses	14,312	16,660	14,480	15,048	60,500

EBITDA	26,438	22,347	(3,167)	57,079	102,697
Minority interest(1)	5,688	268	2,846	—	8,802
Stock-based compensation charge(2)	—	—	36,407	3,381	39,788
Asset impairment charge and write-offs (2)	5,100	—	—	683	5,783
Alpha Natural Resources, Inc. (income) expense (2)	—	—	209	(505)	(296)

Adjusted EBITDA	$37,226	$22,615	$36,295	$60,638	$156,774

Leverage ratio(3)					1.67
Interest coverage ratio(4)					7.44

(1)	Because our credit facility and our senior notes are issued by our subsidiaries, we are required to adjust our EBITDA for our minority interest which does not exist at the subsidiary level.

(2)	Adjusted EBITDA as defined in our credit facility is adjusted to add back for the non-cash portion of the stock-based compensation charge related to our Internal Restructuring and initial public offering as recorded by Alpha Natural Resources, LLC, for the asset impairment charge related to our NKC operations, for other asset write-offs and amounts of income or expense related to the parent of Alpha Natural Resources, LLC. Income or expenses related solely to Alpha Natural Resources, Inc. are excluded from the calculation of Adjusted EBITDA under our credit agreement.

(3)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(4)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.
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
     For 2005, we are targeting annual production of 20 million to 22 million tons and total sales volume of 25 million to 26 million tons. Approximately 69% and 40% of our planned production in 2006 and 2007, respectively, has been priced as of July 25, 2005.
     We have sales commitments with utilities for approximately 5.0 million tons of coal that we believe are priced well below market and are expected to be re-priced this year and next. We are currently engaged in negotiations with these utilities and we currently expect to have about 2.5 million tons that will be re-priced in 2006 at current market prices. However, the utilities are not required to renew their contracts with us at higher prices or at all, and we cannot be certain that we will be able to renew these contracts at higher prices, or at all, within the time period specified above.
     We anticipate continued challenges with railroad service throughout the remainder of this year. We are working with our customers and the railroads in an effort to address these issues in a timely manner.

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
Critical Accounting Estimates and Assumptions
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and year-to-date periods ended June 30, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting estimates and assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal prices, interest rates and customer credit.
     We are exposed to market price risk in the normal course of selling coal. As of July 25, 2005, approximately 31% and 60% of our estimated 2006 and 2007 planned production, respectively, was uncommitted. As compared to prior years, we have increased the proportion of our planned future production in 2006 and 2007 for which we have contracts to sell coal, which has the effect of lessening our market price risk.
     All of our borrowings under the revolving credit facility are at a variable rate, so we are exposed to rising interest rates in the United States. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.8 million based on our variable rate borrowings as of June 30, 2005.
     Our concentration of credit risk is substantially with electric utilities, producers of steel and foreign customers. We have in place a credit committee consisting of Alpha’s senior mangers whose policy is to independently evaluate a customer’s creditworthiness prior to entering into transactions and to periodically monitor the credit extended.
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
     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with our Section 404 compliance project, during the second quarter of fiscal 2005 we continued the process of implementing measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of reconciling fixed asset accounts; the structure of our general ledger; security systems and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. We expect to continue to make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project. Except as described above, during the second quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Alpha Natural Resources, Inc. was held on April 27, 2005 at the Marriott MeadowView Conference Resort & Convention Center located at 1901 MeadowView Parkway, Kingsport, Tennessee.
     At the Annual Meeting, the holders of the registrant’s common stock elected the following nominees for director for a one-year term expiring at the annual meeting in 2006 and until their respective successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld
E. Linn Draper, Jr.	58,614,273	1,500,695

Glenn A. Eisenberg	58,615,673	1,499,295

John W. Fox, Jr.	58,614,173	1,500,795

Alex T. Krueger	51,638,124	8,476,844

Fritz R. Kundrun	51,667,586	8,447,382

William E. Macaulay	52,061,951	8,053,017

Hans J. Mende	52,078,586	8,036,382

Michael J. Quillen	52,322,904	7,792,064
     In addition, the holders of the registrant’s common stock ratified the appointment of KPMG LLP to be our independent auditors for the fiscal year ending December 31, 2005:

Vote totals:
For:	59,902,994
Against:	182,031
Abstained:	29,943
Item 5. Other Information
     The Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (the “Plan”) is maintained by the Board of Directors of the registrant and certain of its subsidiaries and is administered by a committee (the “Committee”) of at least three persons appointed by the registrant’s Board of Directors, for the purpose of providing deferred compensation to key employees of the registrant and its subsidiaries who are designated by management, from time to time, and approved by the Committee. The Plan was amended and restated as of May 1, 2005, to be effective as of December 31, 2004 (i) to include a supplemental retirement plan (“SRP”) feature to provide benefits that would otherwise be denied participants by reason of certain limitations in the Internal Revenue Code of 1986, as amended (the “Code”), (ii) to reflect recent changes made to certain provision of the Code that apply to non-qualified deferred compensation plans and (iii) to effect necessary administrative changes. A copy of the Plan is attached as Exhibit 10.1 to this report and is incorporated herein by this reference.
     On August 12, 2005, the Committee approved the contribution of amounts to the SRP accounts maintained for certain Plan participants with respect to amounts that would have been contributed in 2003 and 2004 had the Plan, including the SRP feature, been in effect during those years. The contribution amounts for the executive officers of the Company who were listed in the Summary Compensation Table included in the Company’s proxy statement for its 2005 annual general meeting of stockholders were as follows: (1) Michael J. Quillen, President and Chief Executive Officer of the Company: $42,824; (2) Kevin S. Crutchfield, Executive Vice President of the Company: $31,597; (3) D. Scott Kroh, Executive Vice President of the Company: $20,817; (4) David C. Stuebe, Vice President and Chief Financial Officer of the Company: $8,551; and (5) Michael D. Brown, Vice President of the Company: $12,685.
     The Stockholder Agreement dated as of February 11, 2005 by and among Alpha Natural Resources, Inc. and certain of its stockholders was amended by the “FRC Parties” named therein and the “AMCI Parties” named therein, pursuant to a letter agreement

(the “First Amendment to Stockholder Agreement”) dated August 12, 2005 regarding Section 3.1 of the Stockholder Agreement. A copy of the First Amendment to Stockholder Agreement is attached as Exhibit 10.2 to this report and is incorporated herein by this reference.
Item 6. Exhibits

Exhibit No	Description of Exhibit
10.1*‡	Amended and Restated Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan

10.2*	First Amendment to Stockholder Agreement

10.3‡	Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-127528) filed on August 15, 2005.)

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.
By:	/s/ David C. Stuebe
	Name:	David C. Stuebe
	Title:	Vice President and Chief Financial Officer

Date: August 15, 2005

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1*‡	Amended and Restated Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan

10.2*	First Amendment to Stockholder Agreement

10.3‡	Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-127528) filed on August 15, 2005.)

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Management contract or compensatory plan or arrangement.