Form 10-Q
period 2005-09-30
Alpha Natural Resources, Inc.
filed 2005-11-14
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(276) 619-4410
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of October 28, 2005 — 64,404,813.

Item 1. Financial Statements
ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$111	$7,391
Trade accounts receivable, net	151,932	95,828
Notes and other receivables	9,708	9,936
Inventories	102,856	54,569
Due from affiliate	—	323
Deferred income taxes	401	4,674
Prepaid expenses and other current assets	15,087	29,814

Total current assets	280,095	202,535
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization of $127,969 and $83,848 as of September 30, 2005 and December 31, 2004, respectively	267,481	217,964
Goodwill	18,641	18,641
Other intangibles, net of accumulated amortization of $1,542 and $2,343 as of September 30, 2005 and December 31, 2004, respectively	560	1,155
Deferred income taxes	19,616	—
Other assets	35,705	36,826

Total assets	$622,098	$477,121

Liabilities and Stockholders’ Equity and Partners’ Capital

Current liabilities:
Current portion of long-term debt	$1,046	$1,693
Note payable	2,815	15,228
Bank overdraft	15,507	10,024
Trade accounts payable	73,208	51,050
Accrued expenses and other current liabilities	61,919	68,283

Total current liabilities	154,495	146,278

Long-term debt, net of current portion	257,163	184,784
Workers’ compensation benefits	5,113	4,678
Postretirement medical benefits	22,226	15,637
Asset retirement obligation	34,284	32,888
Deferred gains on sale of property interests	5,166	5,516
Deferred income taxes	—	7,718
Other liabilities	9,178	4,911

Total liabilities	487,625	402,410

Minority interest	—	28,778

Stockholders’ equity and partners’ capital:
Alpha Natural Resources, Inc.:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 100,000,000 shares authorized, 62,212,580 shares issued and outstanding	622	—
Additional paid-in capital	146,372	—
Unearned stock-based compensation	(18,623)
Retained earnings	6,102	—

Total Alpha Natural Resources, Inc. stockholders’ equity	134,473	—

Alpha NR Holding, Inc.:
Preferred stock — par value $0.01, 1,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	—	22,153
Retained earnings	—	18,828

Total Alpha NR Holding, Inc. stockholder’s equity	—	40,981

ANR Fund IX Holdings, L.P.:
Partners’ capital	—	4,952

Total stockholders’ equity and partners’ capital	134,473	45,933

Total liabilities and stockholders’ equity and partners’ capital	$622,098	$477,121

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Coal revenues	$345,179	$295,208	$982,383	$801,021
Freight and handling revenues	46,659	37,570	126,650	102,846
Other revenues	5,851	8,931	18,447	20,440

Total revenues	397,689	341,709	1,127,480	924,307

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	298,522	250,311	818,299	668,887
Freight and handling costs	46,659	37,570	126,650	102,846
Cost of other revenues	5,943	6,603	16,327	14,942
Depreciation, depletion and amortization	16,277	14,193	45,521	38,883
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation of $3,381 and $43,169 for the three months and nine months ended September 30, 2005, respectively)	12,147	10,124	74,924	35,786

Total costs and expenses	379,548	318,801	1,081,721	861,344

Income from operations	18,141	22,908	45,759	62,963

Other income (expense):
Interest expense	(6,636)	(5,666)	(19,400)	(14,497)
Interest income	197	230	675	331
Miscellaneous income, net	50	154	40	517

Total other income (expense), net	(6,389)	(5,282)	(18,685)	(13,649)

Income from continuing operations before income taxes and minority interest	11,752	17,626	27,074	49,314
Income tax expense	3,542	2,379	15,141	5,852
Minority interest	—	7,980	2,918	22,335

Income from continuing operations	8,210	7,267	9,015	21,127

Discontinued operations (note 11):
Loss from discontinued operations before income taxes and minority interest (including gain on disposal in April 2005 of $704)	—	(5,248)	(379)	(6,120)
Income tax benefit	—	(1,024)	(93)	(1,120)
Minority interest	—	(2,378)	(72)	(2,773)
Loss from discontinued operations	—	(1,846)	(214)	(2,227)

Net income	$8,210	$5,421	$8,801	$18,900

Net income per share, as adjusted (note 2):
Basic:
Income from continuing operations	$0.13	$0.49	$0.17	$1.43
Loss from discontinued operations	—	(0.12)	(0.01)	(0.15)

Net income, as adjusted	$0.13	$0.37	$0.16	$1.28

Diluted:
Income from continuing operations	$0.13	$0.49	$0.17	$1.43
Loss from discontinued operations	—	(0.12)	(0.01)	(0.15)

Net income, as adjusted	$0.13	$0.37	$0.16	$1.28

Pro forma net income per share (note 2):
Basic:
Income from continuing operations		$0.19	$0.18	$0.53
Loss from discontinued operations		(0.05)	—	(0.06)

Pro forma net income		$0.14	$0.18	$0.47

Diluted:
Income from continuing operations		$0.19	$0.18	$0.52
Loss from discontinued operations		(0.05)	—	(0.06)

Pro forma net income		$0.14	$0.18	$0.46

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Nine months ended September 30, 2005
(In thousands, except per share amounts)

	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc.
												Total
											ANR Fund IX	Stockholders’
			Additional	Unearned		Total		Additional		Total	Holdings, L.P.	Equity and
	Common Stock		Paid-in	Stock-based	Retained	Stockholders’	Common	Paid-in	Retained	Stockholder’s	Partners’	Partners’
	Shares	Amount	Capital	Compensation	Earnings	Equity	Stock	Capital	Earnings	Equity	Capital	Capital
Balances, December 31, 2003	—	$—	$—	$—	$—	$—	$—	$75,710	$1,442	$77,152	$9,215	$86,367
Net income	—	—	—	—	—	—	—	—	17,386	17,386	2,629	20,015
Noncash distribution of Virginia Tax Credit	—	—	—	—	—	—	—	—	—	—	(292)	(292)
Distributions	—	—	—	—	—	—	—	(53,557)	—	(53,557)	(6,600)	(60,157)

Balances, December 31, 2004	—	—	—	—	—	—	—	22,153	18,828	40,981	4,952	45,933
Noncash distribution of Virginia Tax Credit	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Net income prior to Internal Restructuring	—	—	—	—	—	—	—	—	2,320	2,320	379	2,699
Distribution to First Reserve Fund IX, L.P. and ANR Fund IX Holdings, L.P. prior to the Internal Restructuring	—	—	—	—	—	—	—	—	(8,160)	(8,160)	(1,243)	(9,403)
Contribution by First Reserve Fund IX, L.P. of all of the outstanding common stock of Alpha NR Holding, Inc. in exchange for shares of Alpha Natural Resources, Inc. common stock	12,463	125	35,016	—	—	35,141	—	(22,153)	(12,988)	(35,141)	—	—
Contribution by ANR Fund IX Holdings, L.P. of its membership interest in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock upon completion of the Internal Restructuring	1,536	15	4,033	—	—	4,048	—	—	—	—	(4,048)	—

	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc.
												Total
											ANR Fund IX	Stockholders’
			Additional	Unearned		Total		Additional		Total	Holdings, L.P.	Equity and
	Common Stock		Paid-in	Stock-based	Retained	Stockholders’	Common	Paid-in	Retained	Stockholder’s	Partners’	Partners’
	Shares	Amount	Capital	Compensation	Earnings	Equity	Stock	Capital	Earnings	Equity	Capital	Capital
Contribution by minority interest holders, including certain members of management, of their membership interests in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock and recognition of unearned stock-based compensation	14,289	143	85,424	(29,122)	—	56,445	—	—	—	—	—	56,445
Issuance of Restructuring Notes	—	—	(517,692)	—	—	(517,692)	—	—	—	—	—	(517,692)
Tax Distributions payable recorded upon the completion of the Internal Restructuring	—	—	(10,500)	—	—	(10,500)	—	—	—	—	—	(10,500)
Change in net deferred income taxes recognized upon the completion of the Internal Restructuring	—	—	25,729	—	—	25,729	—	—	—	—	—	25,729
Proceeds from initial public offering of common shares ($19 per share), net of offering costs of $48,296.	33,925	339	595,940	—	—	596,279	—	—	—	—	—	596,279
Distribution of net proceeds received from underwriters’ exercise of over-allotment option	—	—	(71,135)	—	—	(71,135)	—	—	—	—	—	(71,135)
Amortization of unearned stock-based compensation	—	—	—	10,056	—	10,056	—	—	—	—	—	10,056
Cancellation of nonvested stock options	—	—	(443)	443	—	—	—	—	—	—	—	—
Net income subsequent to Internal Restructuring	—	—	—	—	6,102	6,102	—	—	—	—	—	6,102

Balances, September 30, 2005	62,213	$622	$146,372	$(18,623)	$6,102	$134,473	$—	$—	$—	$—	$—	$134,473

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net income	$8,801	$18,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,805	39,352
Amortization and write-off of debt issuance costs	1,325	4,039
Minority interest	2,846	19,562
Accretion of asset retirement obligation	2,463	2,902
Virginia tax credit	(343)	(1,930)
Stock-based compensation — non-cash	35,694	—
Provision for bad debts	44	298
Amortization of deferred gains on sales of property interests	(595)	(690)
Amortization of deferred gain on railroad incentives	(478)	—
Loss on settlement of asset retirement obligation	490	636
Asset impairment charge	—	5,100
Write-off of advance royalties	—	1,099
Gains on sales of fixed assets, net	(11)	(342)
Gain on sale of discontinued operations	(704)	—
Deferred income taxes	2,668	2,448
Changes in operating assets and liabilities:
Trade accounts receivable	(56,073)	(27,568)
Notes and other receivables	(1,087)	(183)
Inventories	(48,294)	(19,841)
Prepaid expenses and other current assets	13,438	9,478
Other assets	(5,148)	(1,497)
Trade accounts payable	20,868	18,534
Accrued expenses and other current liabilities	(4,691)	26,341
Workers’ compensation benefits	367	2,274
Postretirement medical benefits	6,589	2,828
Asset retirement obligation	(2,919)	(2,495)
Other liabilities	569	2

Net cash provided by operating activities	21,624	99,247

Investing activities:
Capital expenditures	(95,919)	(52,984)
Proceeds from disposal of property, plant and equipment	5,282	595
Purchase of net assets of acquired companies	(961)	(2,891)
Equity investments	(1,234)	(3,250)
Payment of additional consideration on acquisition	(5,000)	—
Issuance of note receivable to coal supplier	—	(10,000)
Collections on note receivable from coal supplier	4,442	675
Increase in due from affiliate	—	620

Net cash used in investing activities	(93,390)	(67,235)

Financing activities:
Repayments of notes payable	(12,413)	(11,787)
Proceeds from issuance of long-term debt	73,000	175,000
Repayments on long-term debt	(1,323)	(64,920)
Increase in bank overdraft	5,483	396
Proceeds from initial public offering, net of offering costs	598,066	—
Repayment of restructuring notes payable	(517,692)	—
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	(72,335)	—
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	(7,732)	(115,573)
Debt issuance costs	(568)	(10,563)

Net cash provided by (used in) financing activities	64,486	(27,447)

Net increase (decrease) in cash and cash equivalents	(7,280)	4,565
Cash and cash equivalents at beginning of period	7,391	11,246

Cash and cash equivalents at end of period	$111	$15,811

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
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
     On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (Alpha) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions which are referred to collectively as the Internal Restructuring, and on February 18, 2005, Alpha completed the initial public offering of its common stock. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the nine months ended September 30, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha and subsidiaries from February 12, 2005 to September 30, 2005. The financial statements for the three months ended September 30, 2005 are presented on a consolidated basis. The financial statements for the period from January 1, 2004 to September 30, 2004 and for the period from July 1, 2004 to September 30, 2004 are presented for the FR Affiliates and subsidiaries on a combined basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”
Basis of Presentation
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
September 30, 2005
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
The computations of basic and diluted net income (loss) per share, as adjusted, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Reported income from continuing operations	$8,210	$7,267	$9,015	$21,127
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	—	(402)	(91)	(1,124)

Income from continuing operations, as adjusted	8,210	6,865	8,924	20,003

Reported loss from discontinued operations	—	(1,846)	(214)	(2,227)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	—	120	2	139

Loss from discontinued operations, as adjusted	—	(1,726)	(212)	(2,088)

Net income, as adjusted	$8,210	$5,139	$8,712	$17,915

Denominator:
Weighted average shares — denominator for basic	61,259,314	13,998,911	53,184,066	13,998,911
Dilutive effect of stock options and restricted stock grants	648,706	—	382,403	—

Adjusted weighted average shares for diluted	61,908,020	13,998,911	53,566,469	13,998,911

Net income per basic share, as adjusted:
Income from continuing operations, as adjusted	$0.13	$0.49	$0.17	$1.43
Loss from discontinued operations, as adjusted	—	(0.12)	(0.01)	(0.15)

Net income per basic share, as adjusted	$0.13	$0.37	$0.16	$1.28

Net income per diluted share, as adjusted:
Income from continuing operations, as adjusted	$0.13	$0.49	$0.17	$1.43
Loss from discontinued operations, as adjusted	—	(0.12)	(0.01)	(0.15)

Net income per diluted share, as adjusted	$0.13	$0.37	$0.16	$1.28

Pro Forma Net Income (Loss) Per Share
The second set of earnings per share data is labeled “pro forma net income (loss) per share”. The numerator for purposes of computing basic and diluted pro forma net income (loss) per share includes the reported net income (loss) and pro forma adjustments to reflect the impact of:
(i)	the additional income taxes on the portion of reported pre-tax income (loss) attributable to the portion owned by ANR Fund IX Holdings, L.P. for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to September 30, 2004;

(ii)	the add back of minority interest for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to September 30, 2004 because the ownership held by the minority interest owners of ANR Holdings were exchanged for shares of Alpha National Resources, Inc. as part of the Internal Restructuring;

(iii)	the additional income taxes that would have been incurred by the Company on the minority interest added back for the periods from January 1, 2005 to February 11, 2005, and from January 1, 2004 to September 30, 2004; and

(iv)	the issuance of $175,000 principal amount of 10% senior notes due 2012 by our subsidiaries Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. and the entry by Alpha Natural Resources, LLC into a $175,000 credit facility in May 2004, which we refer to as the 2004 Financings, as if these transactions had occurred on January 1, 2004.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
No pro forma adjustments to reported net income (loss) are necessary subsequent to February 11, 2005.
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
     The following pro forma earnings per share data for the quarter and nine months ended September 30, 2005 and 2004 give effect to the 2004 Financings, the Internal Restructuring and our initial public offering of common stock completed on February 18, 2005 as if these transactions had occurred on January 1, 2004. This pro forma information is for information purposes only, and should not be considered indicative of results that would have been achieved had the transactions listed above actually been consummated on January 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma revenues	$397,689	$341,709	$1,127,480	$924,307
Pro forma net income	8,210	8,613	10,888	28,430

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
The computation of basic and diluted pro forma earnings (loss) per share are set forth below:

	Three Months Ended
	September 30,	Nine Months Ended September 30,
	2004	2005	2004
Numerator:
Reported income from continuing operations	$7,267	$9,015	$21,127
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	(402)	(91)	(1,124)
Deduct: Pro forma effects of the 2004 Financings, net of income taxes	—	—	(1,614)
Add: Minority interest in income from continuing operations, net of income tax effect	4,948	2,231	13,848

Pro forma income from continuing operations	11,813	11,155	32,237

Reported income loss from discontinued operations	(1,846)	(214)	(2,227)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from from discontinued operations prior to Internal Restructuring	120	2	139
Add: Minority interest in loss from discontinued operations, net of income tax effect	(1,474)	(55)	(1,719)

Pro forma loss from discontinued operations	(3,200)	(267)	(3,807)

Pro forma net income	$8,613	$10,888	$28,430

Pro forma denominator:
Weighted average shares — denominator for basic	60,867,650	61,092,832	60,867,650
Dilutive effect of stock options and restricted stock grants	444,201	584,389	379,183

Adjusted weighted average shares for diluted	61,311,851	61,677,221	61,246,833

Pro forma net income per basic share:
Pro forma income from continuing operations	$0.19	$0.18	$0.53
Pro forma loss from discontinued operations	(0.05)	—	(0.06)

Pro forma net income per basic share	$0.14	$0.18	$0.47

Pro forma net income per diluted share:
Pro forma income from continuing operations	$0.19	$0.18	$0.52
Pro forma income loss from discontinued operations	(0.05)	—	(0.06)

Pro forma net income per diluted share	$0.14	$0.18	$0.46

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
     The Company has implemented the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on pro forma net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to equity-based employee compensation using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2005:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income (pro forma net income for the nine months ended September 30, 2005)	$8,210	$10,888
Add: Stock-based compensation expense included in pro forma net income, net of income taxes	2,362	40,391
Deduct: Total stock-based compensation expense determined under fair-value based method, net of income taxes	(2,572)	(40,945)

Pro forma net income, adjusted for effect of fair value of stock options	$8,000	$10,334

Income per share:
Basic and diluted — pro forma (see above)	$0.13	$0.18
Basic and diluted — pro forma, adjusted	$0.13	$0.17
     The Company had not granted equity-based awards prior to November 2004. The fair value of equity-based awards granted in November 2004 and in the first nine months of 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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
(3) Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw coal	$5,473	$3,888
Saleable coal	87,982	42,899
Materials and supplies	9,401	7,782

Total inventories	$102,856	$54,569

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
(4) Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
10% Senior notes due 2012	$175,000	$175,000
Revolving credit facility	81,000	8,000
Variable rate term notes	586	1,466
Capital lease obligation	1,623	1,995
Other	—	16

Total long-term debt	258,209	186,477

Less current portion	1,046	1,693

Long-term debt, net of current portion	$257,163	$184,784

     The $175,000 of 10% senior notes issued by our indirect subsidiary, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., are unsecured but are guaranteed fully and unconditionally on a joint and several basis by all of our subsidiaries other than the issuers of the notes.
     Alpha Natural Resources, LLC has a revolving credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (Citicorp Credit Facility). The Citicorp Credit Facility, as amended, provides for a revolving line of credit of up to $125,000 and a funded letter of credit facility of up to $50,000. As of September 30, 2005, Alpha Natural Resources, LLC had $81,000 principal amount of borrowings outstanding under its $125,000 revolving line of credit and $2,966 in letters of credit outstanding, leaving $41,034 available for borrowing. The weighted average interest rate applicable to borrowings under the revolver was 6.8% as of September 30, 2005. As of September 30, 2005, the funded letter of credit facility was fully utilized at $50,000 at an annual fee of 3.1% of the outstanding amount. Each of the Company’s subsidiaries other than Alpha Natural Resources, LLC has guaranteed Alpha Natural Resources, LLC’s obligations under the revolving credit facility. The obligations of Alpha’s subsidiaries under the Citicorp Credit Facility are collateralized by all of their assets. The Citicorp Credit Facility contains various affirmative and negative covenants which, among others, establish net worth, interest coverage and leverage ratio requirements. Alpha Natural Resources, LLC must pay an annual commitment fee up to a maximum of 1/2 of 1% of the unused portion of the commitment. Alpha’s subsidiaries were in compliance with their debt covenants under the Citicorp Credit Facility as of September 30, 2005. See Note 14 for a description of the New Citicorp Credit Facility, which was used to refinance borrowings under the Citicorp Credit Facility described above.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
(5) Asset Retirement Obligation
     At September 30, 2005 and December 31, 2004, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $40,975 and $39,579, respectively. The portion of the costs expected to be incurred within a year in the amount of $6,691 at September 30, 2005 and December 31, 2004 is included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $89,290 at September 30, 2005 and $91,394 at December 31, 2004. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2004	$39,579

Accretion for the nine months ended September 30, 2005	2,463
Sites added during the nine months ended September 30, 2005	1,156
Expenditures for the nine months ended September 30, 2005	(2,919)
Loss on settlement of asset retirement obligation	371
Revision to estimate	325

Total asset retirement obligation at September 30, 2005	$40,975

(6) Stock-Based Compensation Awards
     The Company accounts for stock-based compensation awards granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for equity-based awards is recognized in an amount equal to the difference between the exercise price of the award and the fair value of the Company’s equity on the date of grant. In accordance with APB Opinion No. 25, the Company recognized compensation expense of $3,381 and $43,169 related to the three and nine months ended September 30, 2005, respectively, for equity-based awards that had an exercise or issuance price less than the fair value of the Company’s common shares on the grant or issue date.
     At September 30, 2005 there were 1,269,194 stock options outstanding, with a weighted average exercise price of $16.66 and a weighted average remaining contractual life of 9.3 years. None of these options were exercisable as of September 30, 2005. The following table summarizes stock option activity for the nine months ended September 30, 2005 and the options outstanding at September 30, 2005:

	Number of	Exercise
	Options	Price
Outstanding at January 1, 2005	596,985	$12.73
Granted at initial public offering	692,905	$19.00
Additional grants	70,000	$23.69
Exercised	—	—
Forfeited	(90,696)	$14.11

Outstanding at September 30, 2005	1,269,194	$16.66

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
(7) Postretirement Benefits Other Than Pensions
     The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$940	$925	$2,884	$1,323
Interest cost	601	525	1,856	837
Amortization of net (gain) or loss	10	(6)	19	(18)
Amortization of prior service cost	535	698	1,841	698

Net periodic benefit cost	$2,086	$2,142	$6,600	$2,840

     Employer contributions for benefits paid for the nine months ended September 30, 2005 and 2004 were $11 and $29, respectively. Employee contributions are not expected to be made and the plan is unfunded.
     Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended September 30, 2005 and 2004 were $9 and $8, respectively and $24 and $24 for the nine months ended September 30, 2005 and 2004, respectively.
(8) Related Party Transactions
     The Company had the following receivable balances from affiliated parties as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
AMCI	$14,271	$7,121
Robindale Energy & Subsidiary	34	6

Total	$14,305	$7,127

     As of September 30, 2005, $13,206 of receivables from AMCI are included in trade accounts receivable, net and $1,065 is included in notes and other receivables. As of December 31, 2004, all receivables from AMCI were included in trade accounts receivable. The majority of the AMCI receivables as of September 30, 2005 and December 31, 2004 relate to coal sales transactions in the normal course of business.
The Company had the following balances payable to affiliated parties as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
AMCI	$2,400	$262
First Reserve Fund IX, L.P.	4,500	—
Robindale Energy & Subsidiary	139	42

Total	$7,039	$304

     As of September 30, 2005, $2,400 of AMCI payables is included in accrued expenses and other current liabilities, and $4,500 of payables to First Reserve Fund IX, L.P. is included in other liabilities. These represent tax distributions payable, related to the Internal Restructuring on February 11, 2005. Also as of September 30, 2005, $139 owed to Robindale Energy & Subsidiary related to trucking and coal purchases and is included in trade accounts payable. As of December 31, 2004, $262, related to building rent, is included in accrued expenses and other current liabilities and $42 payable to Robindale Energy & Subsidiary is included in trade accounts payable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
(9) Segment Information
     The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of September 30, 2005, consisted of 45 underground mines and 22 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. The All Other category includes the Company’s equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest. EBITDA, as adjusted, from continuing operations is defined as income from continuing operations plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.
     Operating segment results for continuing operations for the three months ended September 30, 2005 and segment assets as of September 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$394,331	$9,084	$(5,726)	$397,689
Depreciation, depletion, and amortization	15,543	361	373	16,277
EBITDA, as adjusted	46,144	468	(12,144)	34,468
Capital expenditures	29,312	—	86	29,398
Total assets	536,792	72,019	13,287	622,098
     Operating segment results for continuing operations for the nine months ended September 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,116,447	$29,313	$(18,280)	$1,127,480
Depreciation, depletion, and amortization	43,037	1,149	1,335	45,521
EBITDA, as adjusted	162,519	2,809	(74,008)	91,320
Capital expenditures	94,770	322	517	95,609
     Operating segment results for continuing operations for the three months ended September 30, 2004 and segment assets as of September 30, 2004 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$337,950	$6,771	$(3,012)	$341,709
Depreciation, depletion, and amortization	13,447	246	500	14,193
EBITDA, as adjusted	47,039	351	(10,135)	37,255
Capital expenditures	18,918	105	116	19,139
Total assets	390,341	76,337	(8,855)	457,823
     Operating segment results for continuing operations for the nine months ended September 30, 2004 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$912,810	$20,111	$(8,614)	$924,307
Depreciation, depletion, and amortization	36,652	740	1,491	38,883
EBITDA, as adjusted	135,943	2,191	(35,771)	102,363
Capital expenditures	51,787	248	449	52,484

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
     Reconciliation of total segment EBITDA, as adjusted, to income from continuing operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total segment EBITDA, as adjusted, from continuing operations	$34,468	$37,255	$91,320	$102,363
Interest expense	(6,636)	(5,666)	(19,400)	(14,497)
Interest income	197	230	675	331
Income tax expense from continuing operations	(3,542)	(2,379)	(15,141)	(5,852)
Depreciation, depletion and amortization from continuing operations	(16,277)	(14,193)	(45,521)	(38,883)
Minority interest in income from continuing operations	—	(7,980)	(2,918)	(22,335)

Income from continuing operations	$8,210	$7,267	$9,015	$21,127

     The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $156,243 and $501,014 or approximately 39% and 44% of total revenues for the three and nine months ended September 30, 2005, respectively. Export revenues were $171,971 and $447,513 or approximately 50% and 48%, respectively, of total revenues for the three and nine months ended September 30, 2004.
(10) Contingencies
(a) Guarantees and Financial Instruments with Off-balance Sheet Risk
     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s combined balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of September 30, 2005 is $52,966. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $1,150. The estimated fair value of these guarantees is not significant.
(b) Litigation
     The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.
(c) Hurricane Katrina
     In August 2005, as a result of Hurricane Katrina, a portion of the Company’s coal inventory located at a loading facility in New Orleans was lost or destroyed. During the three months ended September 30, 2005 the Company wrote down its inventory based on an estimate of the lost tonnage and recorded a receivable for the probable related insurance recovery, which resulted in a net pre-tax charge of $688. The Company expects to make a final determination of its losses resulting from Katrina by the end of 2005. It is possible that additional losses will be recorded; however, the Company does not believe that such additional losses, if any, will be material.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
(11) Discontinued Operations
     On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”), to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. The Company recorded a gain on the sale of NKC of $704 in the second quarter of 2005. The results of operations of NKC for the current and prior periods have been reported in discontinued operations. National King Coal LLC was previously reported in the Coal Operations segment and Gallup Transportation and Transloading Company, LLC was previously reported in the All Other segment (note 9).
     The following statement of operations data reflects the activity for the discontinued operation for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenues	$—	$5,255	$4,523	$12,756
Total costs and expenses	—	10,510	5,607	18,887
Gain on sale of discontinued operations	—	—	704	—

Loss from operations	—	(5,255)	(380)	(6,131)
Miscellaneous income	—	7	1	11
Income tax benefit from discontinued operations	—	(1,024)	(93)	(1,120)
Minority interest in loss from discontinued operations	—	(2,378)	(72)	(2,773)

Loss from discontinued operations	$—	$(1,846)	$(214)	$(2,227)

(12) Income Taxes
     Since the condensed consolidated statements of operations for the nine months ended September 30, 2005 include activity both prior to and after the Internal Restructuring and initial public offering, the total income tax provision is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and from January 1, 2004 to September 30, 2004 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and initial public offering, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.
     A tax provision of $3,542 was recorded for the three months ended September 30, 2005 on pre-tax income from continuing operations of $11,752, which equates to an effective tax rate of 30.1%.
     A tax provision of $15,141 was recorded for the nine months ended September 30, 2005 on pre-tax income from continuing operations of $27,074, which equates to an effective tax rate of 55.9%. This rate is higher than the federal statutory rate of 35% due primarily to the portion of the stock-based compensation charge associated with the issuance of common stock to management in

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
connection with the Internal Restructuring and initial public offering that is not deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective share of earnings for the period prior to the restructuring. As $33,029 of the stock-based compensation charge was identified as a significant unusual item in the first quarter of 2005, the tax effect of the $33,029 expense (no tax benefit) was recorded in the first quarter of 2005 and excluded from the estimated annual effective tax rate of approximately 27%. The Company’s effective tax rate for the interim periods is applied to pre-tax income exclusive of the $33,029 stock-based compensation charge.
     Significant components of income tax expense from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Current tax expense:
Federal	$2,149	$944	$10,833	$2,573
State	314	18	1,629	65

	2,463	962	12,462	2,638

Deferred tax expense:
Federal	868	1,113	2,155	2,437
State	211	304	524	777

	1,079	1,417	2,679	3,214

Total income tax expense:
Federal	3,017	2,057	12,988	5,010
State	525	322	2,153	842

	$3,542	$2,379	$15,141	$5,852

     A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Federal statutory income tax expense	$4,114	$6,169	$9,476	$17,260
Increases (reductions) in taxes due to:
Percentage depletion allowance	(1,137)	(800)	(7,700)	(3,005)
Extraterritorial income exclusion	(541)	—	(1,246)	—
Deduction for domestic production activities	(68)	—	(347)	—
State taxes, net of federal tax impact	342	209	1,398	547
Stock-based compensation	1,031	—	14,385	—
Change in valuation allowance	(260)	(54)	137	(203)
Taxes not provided for minority interest	—	(2,572)	(1,001)	(7,743)
Taxes not provided for pass-through entity	—	(259)	(133)	(781)
Other, net	61	(314)	172	(223)

Actual income tax expense	$3,542	$2,379	$15,141	$5,852

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
     Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the condensed consolidated financial statements include the following amounts:

	September 30,	December 31,
	2005	2004
Deferred tax assets:
Investment in limited liability company subsidiary	$123,696	$—
Net operating loss carryforwards	2,212	5,598
Alternative minimum tax credit carryforward	5,489	1,249
Charitable contribution carryforwards	93	207

Gross deferred tax assets	131,490	7,054
Less valuation allowance	(108,584)	(1,374)

Total net deferred tax assets	22,906	5,680

Deferred tax liabilities:
Investment in limited liability company subsidiary	—	(6,869)
Virginia tax credit	(2,889)	(1,855)

Total deferred tax liabilities	(2,889)	(8,724)

Net deferred tax asset (liability)	$20,017	$(3,044)

     Changes in the net deferred tax asset (liability) balance during the nine months ended September 30, 2005 are as follows:

ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries:
Deferred tax liability balance at December 31, 2004	$(3,044)
Deferred tax benefit recorded in period from January 1, 2005 to February 11, 2005 for continuing and discontinued operations	192

Deferred tax liability balance at February 11, 2005	$(2,852)

Alpha Natural Resources, Inc.:
Deferred tax liability balance on February 12, 2005	$(2,852)

Estimated deferred tax asset generated from the Internal Restructuring	132,637
Valuation allowance established at the time of the Internal Restructuring	(106,908)

Net deferred taxes recorded as part of Internal Restructuring, with offsetting increase to additional paid-in capital	25,729
Deferred tax expense recorded in period from February 12, 2005 to September 30, 2005 for continuing and discontinued operations	(2,860)

Net deferred tax asset at September 30, 2005	$20,017

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
     Since the Company has not been in business long enough to develop a strong earnings history (objective evidence as required by generally accepted accounting principles), and due to the likelihood that the alternative minimum tax will exceed the regular tax in the future, the Company has recorded a valuation allowance of $108,584 as of September 30, 2005. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance through the tax provision as appropriate based primarily upon continued development of an earnings history and projected future earnings based on future sales commitments, which impacts the utilization of deferred tax assets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
     The breakdown of the net deferred tax asset (liability), net of valuation allowance, recorded in the accompanying condensed consolidated balance sheets is as follows:

	September 30,	December 31,
	2005	2004
Current asset	$401	$4,674
Current liability	—	—

Net current asset	401	4,674

Noncurrent asset	22,505	1,006
Noncurrent liability	(2,889)	(8,724)

Net noncurrent asset (liability)	19,616	(7,718)

Total net deferred tax asset (liability)	$20,017	$(3,044)

(13) New Accounting Pronouncements
     The FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” in March of 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company expects to adopt this interpretation on December 31, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial condition, results of operations or cash flows.
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
(14) Subsequent Events
Acquisition
     On October 26, 2005, the Company completed the acquisition of certain privately held coal reserves and operations in southern West Virginia and southwestern Virginia (the “Nicewonder Acquisition”) for $35,200 in cash, $221,000 in promissory notes, of which $181,100 was paid on November 2, 2005 and $39,900 is due on January 15, 2006, and 2,180,233 shares of the Company’s common stock valued at approximately $58,949. The purchase price is subject to certain post-closing working capital and other adjustments. The Nicewonder Acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the acquisition of Premium Energy, Inc. by merger (together referred to as the “Nicewonder Coal Group”). The operating results of the Nicewonder Coal Group will be included in the Company’s consolidated results of operations from the date of acquisition.
Debt Refinancing
     In connection with the Nicewonder Acquisition, Alpha NR Holding, Inc. (a wholly-owned subsidiary of Alpha) and its wholly-owned subsidiary, Alpha Natural Resources, LLC, entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “New Citicorp Credit Facility”). The New Citicorp Credit Facility consists of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit. Proceeds from the New Citicorp Credit Facility were used to fund the cash portion of the Nicewonder Acquisition, including the payment of the first installment on the promissory notes on November 2, 2005, to refinance the

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In thousands, except percentages and share data)
existing Citicorp Credit Facility (see Note 4) and to pay certain expenses related to the Nicewonder Acquisition and debt refinancing. As of November 2, 2005, there were $250,000 in borrowings under the term loan facility and $40,000 in borrowings under the revolving credit facility. In addition, there were $65,487 in letters of credit outstanding, $50,000 of which resulted from conversion of funded letters of credit that were outstanding under the existing Citicorp Credit Facility, and $169,513 was available for borrowing.
     Borrowings under the New Citicorp Credit Facility bear interest at variable rates based upon, at the Company’s option, either the prime rate or a London Interbank Offered Rate, in each case plus a spread that is generally dependent on a leverage ratio. The Company will be required to pay a commitment fee on the unused portion of the revolving credit facility, as well as customary letter of credit fees. The commitment fee is initially 0.50% per annum but may be reduced in the future subject to the attainment of certain leverage ratios. As of November 2, 2005, the weighted average interest rates applicable to borrowings under the term loan facility and revolving credit facility were 5.70% and 6.15%, respectively.
     Under the term loan facility, quarterly principal payments of $625 are required, commencing on March 31, 2006 and ending on September 30, 2012. The remaining unpaid principal, which is projected to be $233,125, is due and payable on October 26, 2012. Any outstanding principal amounts outstanding under the revolving credit facility are due and payable on October 26, 2010.
     All obligations under the New Citicorp Credit Facility are unconditionally guaranteed by Alpha NR Holding, Inc. and each of its existing and future direct and indirect domestic subsidiaries (other than the borrower, Alpha Natural Resources, LLC), and are secured by substantially all of the assets of Alpha NR Holding, Inc. and its subsidiaries. The New Citicorp Credit Facility contains various affirmative and negative covenants which, among other things, require the Company to maintain certain leverage and interest coverage ratios, and restrict certain payments and transactions, including dividends, payments for the repurchase of capital stock and mergers or consolidations.

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
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our ability to successfully integrate the operations we acquired in the Nicewonder Acquisition with our existing operations, and to successfully operate the highway construction business we acquired in the Nicewonder Acquisition;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions in customer coal inventories;

•	long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad and other transportation performance and costs;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability of skilled employees and other employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition; and

•	other factors, including the other factors discussed in “Overview – Coal Pricing Trends and Uncertainties” and “Outlook” below, the “Risks Related to our Company” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our annual report on Form 10-K for the year ended December 31, 2004 and the “Risk Factors” section of our registration statement on Form S-1 (file number 333-129030).
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
Overview
     We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of October 27, 2005, are supported by 44 active underground mines, 25 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and nine months ended September 30, 2005, sales of steam coal were 4.6 million and 11.7 million tons, respectively, which accounted for approximately 68% and 62%, respectively, of our coal sales volume during these periods. For the three months and nine months ended September 30, 2005, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.1 million and 7.2 million tons, respectively, which accounted for approximately 32% and 38%, respectively, of our coal sales volume during these periods. Our primary focus in producing, processing and selling coal is on maximizing coal margins. Our sales of steam coal during the first nine months of 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during the period were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 44% of our sales revenue in the first nine months of 2005 was derived from sales made outside the United States, primarily in Japan, Canada, Brazil, Korea and several European countries.
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

     NKC Disposition. On April 14, 2005, we sold the assets of our Colorado mining subsidiary National King Coal, LLC and related trucking subsidiary Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. We recorded a gain on this sale of $0.7 million and are reporting NKC as discontinued operations for all periods presented herein. The components of the operating results included in discontinued operations are shown in footnote 11 to our unaudited financial statements included elsewhere in this report.
     Nicewonder Acquisition and 2005 Financing. On October 26, 2005, we completed the previously announced acquisition of the Combined Entities of the Nicewonder Coal Group (the “Nicewonder Acquisition”), which is expected to add approximately 4.3 million tons of annual production. The assets acquired include approximately 26.7 million tons of proven and probable reserves as of July 31, 2005, three surface mines and related equipment, as well as a road construction and coal recovery business. We paid an aggregate purchase price of $315.1 million, including cash in the amount of $35.2 million, $221.0 million principal amount of promissory installment notes, the first installment of which in the amount of $181.1 million was paid by us on November 2, 2005 and the second installment of which in the amount $39.9 million is due on January 15, 2006, and the issuance of 2,180,233 shares of our common stock with a value determined under applicable accounting standards of approximately $58.9 million. The final cash purchase price is subject to certain working capital and other adjustments.
     In conjunction with the closing of the Nicewonder Acquisition, we entered into a new credit facility with certain lenders (the “2005 Financing”) in the amount of $525.0 million, consisting of a $250.0 million seven-year term loan and a $275.0 million revolving credit facility with a five-year term. We used the proceeds of the term loan and borrowings under our new revolving credit facility to finance the Nicewonder Acquisition (including payment of the first installment on the promissory notes) and to repay in full our then-existing credit facility. Also in connection with the Nicewonder Acquisition, we amended our committed bonding facility with Travelers Casualty and Surety Company of America to increase the maximum amount of surety bonds that can be issued thereunder from $125.0 million to $150.0 million.
     Coal Pricing Trends and Uncertainties. During the three months and nine months ended September 30, 2005, when compared to the corresponding periods in 2004, prices for our coal increased due to a combination of conditions in the United States and internationally, including an improving U.S. economy and robust economic growth in Asia, relatively low customer stockpiles, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, high current and forward prices for natural gas and oil, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the three months and nine months ended September 30, 2005. While our outlook on coal pricing remains positive as noted below under “—Outlook,” future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this strong coal pricing environment will continue. As of November 1, 2005, including the operations we acquired in the Nicewonder Acquisition, approximately 18%, 55% and 79% of our planned 2006, 2007 and 2008 production, respectively, was uncommitted and was not yet priced. For the tons for which we have firm commitments in 2006, the average price for steam coal is $46.72 per ton and the average price for metallurgical coal is $74.02 per ton.
     During the first nine months of 2005 when compared to the first nine months of 2004, we experienced increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for steel manufactured equipment and supplies, employee wages and salaries and contract mining and trucking. In addition, we have elected to take over the operations of three under-performing contract mines and we have incurred extra costs to improve their operational and safety standards. We also experienced disruptions in railroad service during the first nine months of 2005, which caused delays in delivering products to customers and increased our internal coal handling costs. We expect continued disruptions in rail service for the remainder of this year. Conditions affecting railroad service are subject to factors beyond our control and we cannot predict whether and for how long these railroad-related costs will continue to increase in the future.
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

     We are also experiencing a tight market for skilled mining employees and certified supervisors, due to increased demand by coal producers attempting to increase production in response to the strong market demand for coal and demographic changes as existing miners in Appalachia retire at a faster rate than new miners are added to the Appalachian mining workforce. Although we have initiated training programs to create new skilled miners and raise the skill levels of existing miners, continued limited availability of skilled miners could prevent us from being able to meet our production and sales forecasts and may result in increases in our costs. The supply of skilled mining employees and certified supervisors is subject to factors beyond our control and we cannot predict whether and for how long this employee market will remain limited.
     The Nicewonder Acquisition was completed on October 26, 2005 and our ability to integrate those operations into our own is important to our future success. If we are unable to realize the anticipated benefits of the Nicewonder Acquisition due to our inability to successfully integrate these operations into our existing operations, or to successfully operate the highway construction business we acquired in the Nicewonder Acquisition, it could have a material adverse effect on our business and financial and operating results and require our senior management to dedicate significant additional time to resolving integration issues.
     As previously announced, due to Hurricane Katrina, we recorded a net pre-tax charge of $0.7 million in the third quarter for loss of tonnage at a coal loading facility in New Orleans, representing the estimated total loss less the portion of the loss expected to be recovered through insurance claims. We expect to make a final determination of that loss in the fourth quarter.
     For additional information regarding some of the risks and uncertainties that affect our business, see the “Risks Related to our Company” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our annual report on Form 10-K for the year ended December 31, 2004 and the “Risk Factors” section of our registration statement on Form S-1 (file number 333-129030).
Reconciliation of Non-GAAP Measures
     The following unaudited table reconciles EBITDA and EBITDA, as adjusted, to net income the mostly directly comparable GAAP measure.

	Three months ended		Nine months ended
	September 30.		September 30.
	2005	2004	2005	2004
	(in thousands)
Net income	$8,210	$5,421	$8,801	$18,900
Interest expense	6,636	5,666	19,400	14,497

Interest income	(197)	(230)	(675)	(331)
Income tax expense	3,542	1,355	15,048	4,732
Depreciation, depletion and amortization	16,277	14,312	45,804	39,352

EBITDA (1)	34,468	26,524	88,378	77,150

Minority interest		5,602	2,846	19,562

EBITDA, as adjusted (1)	$34,468	$32,126	$91,224	$96,712

(1)	EBITDA is defined as net income plus interest expense, income tax expense (benefit), depreciation, depletion, and amortization, less interest income. EBITDA, as adjusted, includes EBITDA plus minority interest. EBITDA and EBITDA, as adjusted, are used by management to measure operating performance, and management also believes they are useful indicators of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. In addition, the amounts presented for EBITDA and EBITDA, as adjusted, differ from the amounts calculated under the definition of EBITDA used in our debt covenants. The definition of EBITDA used in our debt covenants is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring debt and making certain payments. Adjusted EBITDA as it is used and defined in our debt covenants is described and reconciled to net income (loss) in “— Analysis of Material Debt Covenants” below.

Results of Operations
Three months Ended September 30, 2005 Compared to the Three months Ended September 30, 2004
   Summary
     The discussions that follow exclude, where applicable, the discontinued operating results of NKC for all periods.
     For the quarter ended September 30, 2005, we recorded revenues of $397.7 million compared to $341.7 million for the quarter ended September 30, 2004, an increase of $56.0 million. Net income increased from $5.4 million in the third quarter of 2004 to $8.2 million for the third quarter of 2005. Included in our current period results were a stock-based compensation charge in the amount of $3.4 million ($2.4 million after-tax). EBITDA, as adjusted and as reconciled to our net income in the table above, was $34.5 million in the third quarter of 2005, including the non-cash portion of the stock-based compensation charge in the amount of $3.4 million, and was $2.3 million more than the same period in 2004. Our earnings per diluted share were $0.13 for the third quarter of 2005. Our pro forma net income and earnings per share are calculated in footnote 2 of our financial statements included in this report. The stock-based compensation charge discussed above had a negative $0.04 effect on our earnings per diluted share in this year’s third quarter.
     We sold 6.7 million tons of coal during the current quarter, 0.2 million more than the comparable period in 2004. Coal margin (or coal margin per ton) which we define as coal revenues (or coal revenues per ton) less cost of coal sales (or cost of coal sales per ton) excluding depreciation, amortization and depletion (DD&A) and selling, general and administrative expenses (SG&A), divided by coal revenues (or coal revenues per ton), decreased from 15.2% in 2004 to 13.5% in 2005 mainly due to an increase in our cost of coal sales. Coal margin per ton was $6.95 in the third quarter of 2005, a $0.03 increase from the comparable period in 2004.
   Revenues

	Three months Ended		Increase
	September 30,		(Decrease)
	2005	2004	$ or Tons	%
		(in thousands, except per ton data)
Coal revenues	$345,179	$295,208	$49,971	17%
Freight and handling revenues	46,659	37,570	9,089	24%
Other revenues	5,851	8,931	(3,080)	(34%)

Total revenues	$397,689	$341,709	$55,980	16%

Tons Sold:

Steam	4,589	3,995	594	15%
Metallurgical	2,125	2,488	(363)	(15%)

Total	6,714	6,483	231	4%

Coal sales realization per ton:

Steam	$41.66	$33.73	$7.93	24%
Metallurgical	72.49	64.49	8.00	12%
Total	51.41	45.53	5.88	13%
Coal Revenues. Coal revenues increased by $50.0 million during the quarter ended September 30, 2005 over the comparable period of 2004, or 17%, mainly driven by a 13% increase in coal sales realization per ton from $45.53 per ton in the third quarter of 2004 to $51.41 per ton in the third quarter of 2005. Our metallurgical coal (met coal) realization per ton increased from $64.49 per ton in the third quarter of 2004 to $72.49 per ton in the third quarter of 2005, or 12%, and steam coal realization per ton increased from $33.73 per ton to $41.66 per ton for the reasons discussed in the section titled “Coal Pricing Trends and Uncertainties” above. Met coal sales accounted for 32% of our coal sales volume in the three months ended September 30, 2005 compared to 38 % in the year ago period. As previously stated, due to Hurricane Katrina approximately 0.3 million tons of met coal shipments scheduled for the current quarter were delayed and account for most of the decrease in the percentage of met coal sales volume. Total tons sold during the third quarter of 2005 were 6.7 million, including 2.1 million tons of met coal and 4.6 million of steam coal. Sales volume for the comparable period last year were 6.5 million tons, of which 2.5 million tons were met coal and 4.0 million tons were steam coal.

Freight and Handling Revenues. Freight and handling revenues increased by $9.1 million for the three months ended September 30, 2005 over the year ago period mainly due to higher freight rates partially offset by lower overseas export volumes. However, these revenues are offset by equivalent costs and do not contribute to our profitability.
Other Revenues. Other revenues decreased by $3.1 million during the third quarter this year from the third quarter last year. This decrease was mainly due to used equipment sales by our Maxxim Rebuild unit in the third quarter of 2005 being approximately $1.4 million lower than in the third quarter of 2004, contract reclamation revenue in the third quarter of 2005 being $1.2 million lower than in the third quarter of 2005 and net sales commission revenues in the third quarter of 2005 being approximately $0.8 million lower than in the third quarter of 2004.
   Costs and Expenses

	Three months ended		Increase
	September 30.		(Decrease)
	2005	2004	$	%
		(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$298,522	$250,311	$48,211	19%
Freight and handling costs	46,659	37,570	9,089	24%
Cost of other revenues	5,943	6,603	(660)	(10%)
Depreciation, depletion and amortization	16,277	14,193	2,084	15%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $3,381 for the three months ended September 30, 2005)	12,147	10,124	2,023	20%

Total costs and expenses	$379,548	$318,801	$60,747	19%

Cost of coal sales per ton:
Company mines	$38.07	$31.93	$6.14	19%
Contract mines (including purchased and processed)	51.34	43.42	7.92	18%
Total produced and processed	40.77	34.52	6.25	18%
Purchased and sold without processing	56.14	48.90	7.24	15%
Cost of coal sales per ton	44.46	38.61	5.85	15%
Cost of Coal Sales: Our cost of coal sales increased by $48.2 million, or $5.85 per ton, from $250.3 million, or $38.61 per ton, in the third quarter of 2004 to $298.5 million, or $44.46 per ton, in the third quarter of 2005. Our cost of sales per ton of our produced and processed coal was $40.77 per ton in the three months ended September 30, 2005 as compared to $34.52 per ton in the comparable period in 2004. This increase is attributable to increased costs for labor and mine supplies, higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 18% in the current quarter as compared to the third quarter of 2004 due mainly to a shortfall in contract mine production that was supplemented with higher-cost purchased coal. In 2005, we have elected to take over production for three of these under-performing contract mines and we have incurred extra costs to improve their operational and safety standards. The cost of sales per ton of our purchased coal was $56.14 per ton in the third quarter 2005, and $48.90 per ton for the corresponding period of 2004. This $7.24 per ton increase in costs is due to the general increase in coal prices since last year and the change in the mix of coal qualities purchased. Of these purchased tons, approximately 57% was blended with our produced and processed tons prior to resale.
Freight and Handling Costs. Freight and handling costs increased by $9.1 million for the three months ended September 30, 2005 over the year ago period mainly due to higher freight rates partially offset by lower overseas export volumes. We paid these freight and handling costs which we treat as being reimbursed by our customers.
Cost of Other Revenues. Our cost of other revenues decreased by 10% or $0.7 million in the third quarter of 2005 when compared to the similar period in 2004 due to lower equipment purchases for resale at our subsidiary, Maxxim Rebuild Company, mostly offset by higher coal processing and handling costs.
Depreciation, Depletion and Amortization. DD&A increased $2.1 million, or 15%, to $16.3 million for the three months ended September 30, 2005, as compared to the same period in 2004 due mainly to capital additions. DD&A per ton of produced and processed coal sold increased from $3.06 per ton for the three months ended September 30, 2004 to $3.19 per ton in the same period of 2005.
Selling, General and Administrative Expenses. Our SG&A expenses increased by $2.0 million during the third quarter of 2005 over the corresponding quarter last year. Excluding our stock-based compensation charge of $3.4 million incurred in the third quarter of 2005, our SG&A expenses decreased in the three months ended September 30, 2005 by $1.4 million from the third quarter of last year. The decrease in this quarter’s expense is mainly due to a reduction in incentive bonus awards. Excluding our stock-based compensation charge, our SG&A expenses are $1.30 per ton sold, down from $1.56 per ton sold in last year’s third quarter.
Interest Expense. Interest expense increased from $5.7 million to $6.6 million during the third quarter of 2005 compared to the same period in 2004 due to an increase in our borrowings under our credit facility and higher base interest rates in the current quarter.
Income Tax Expense: Our provision for income taxes related to continuing operations increased by $1.1 million from $2.4 million in the prior year’s third quarter to $3.5 million in this year’s third quarter. The effective tax rate of 30.1% for the third quarter of 2005 is higher than the 13.5% effective tax rate for the third quarter of 2004 primarily due to a portion of pre-tax income related to the minority interest and pass-through entity owners not being tax affected in the 2004 period. Subsequent to the Internal Restructuring and IPO in 2005, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.
     We increased our estimated 2005 annual effective tax rate applied to year-to-date earnings, exclusive of $33.0 million of the stock-based compensation charge, by approximately one percent over the rate used in the year-to-date June period. The increase in the annual tax rate caused the third quarter tax provision to be 30.1% of pre-tax income, compared with 25.8% for the second quarter.
Nine months Ended September 30, 2005 Compared to the Nine months Ended September 30, 2004
   Summary
     For the nine months ended September 30, 2005, our total revenues were $1.127 billion compared to $924.3 million for the nine months ended September 30, 2004, an increase of $203.2 million. Net income decreased from $18.9 million in the 2004 period to $8.8 million for the 2005 period. Included in net income for the nine months ended September 30, 2005, was a stock-based compensation charge in the amount of $43.2 million ($40.5 million after-tax) and gains associated with the settlement of a funded reclamation settlement and the sale of NKC totaling $2.5 million ( $1.8 million after-tax). EBITDA, as adjusted and as reconciled to our net income or loss in the table above, was $91.2 million in the first nine months of 2005, including the non-cash portion of the stock-based compensation charge in the amount of $35.7 million and was $5.5 million less than the same period in 2004. Our pro forma earnings per diluted share were $0.18 for the first nine months 2005, a $0.28 per share decrease over pro forma earnings per share for the 2004 period (see footnote 2 in our financial statements included herein). The combination of the stock-based compensation charge and the gains discussed above had a negative $0.63 effect on our pro forma earnings per share for the first nine months of 2005.
     We sold 18.9 million tons of coal during the first nine months of 2005, 0.1 million less than the comparable period in 2004. Coal margin increased from 16.5% in 2004 to 16.7% in 2005. Coal margin per ton was $8.67 in the nine months ended September 30, 2005, an increase of 25% over the nine months ended September 30, 2004 as increases in realization per ton outpaced increases in cost of coal sales per ton.

   Revenues

	Nine months Ended		Increase
	September 30,		(Decrease)
	2005	2004	$ or Tons	%
		(in thousands, except per ton data)
Coal revenues	$982,383	$801,021	$181,362	23%
Freight and handling revenues	126,650	102,846	23,804	23%
Other revenues	18,447	20,440	(1,993)	(10%)

Total revenues	$1,127,480	$924,307	$203,173	22%

Tons Sold:

Steam	11,700	11,801	(101)	(1%)
Metallurgical	7,237	7,261	(24)	0%

Total	18,937	19,062	(125)	(1%)

Coal sales realization per ton:

Steam	$40.05	$31.93	$8.12	25%
Metallurgical	70.99	58.43	12.56	21%
Total	51.88	42.02	9.86	23%
Coal Revenues. Coal revenues increased by $181.4 million during the nine months ended September 30, 2005 over the comparable period of 2004, or 23% mainly driven by a 23% increase in coal sales realization per ton from $42.02 per ton in the first nine months of 2004 to $51.88 per ton in the comparable 2005 period. Our met coal realization per ton increased from $58.43 per ton in the nine months ended September 30, 2004, to $70.99 per ton in the 2005 nine month period, or 21%, and steam coal realization per ton increased from $31.93 to $40.05 or 25%. Met coal sales accounted for 38% of our coal sales volume in the nine months ended September 30, 2005 and September 30, 2004. Total tons sold during the first nine months of 2005 were 18.9 million, including 7.2 million tons of met coal and 11.7 million of steam coal. Sales for the comparable periods last year were 19.1 million tons of which 7.3 million tons were met coal and 11.8 million tons were steam coal.
Freight and Handling Revenues. Freight and handling revenues increased by $23.8 million during the nine months ended September 30, 2005 over the year ago period mainly due to higher freight rates partially offset by lower overseas export volumes. However, these revenues are offset by equivalent costs and do not contribute to our profitability.
Other Revenues. Other revenues decreased by $2.0 million during the first nine months of this year from the corresponding period last year mainly due to a $2.4 million decrease in net sales commissions and lower used equipment sales by Maxxim Rebuild in the approximate amount of $1.2 million. Also, the nine months ended September 30, 2004 included revenue from contract reclamation in the amount of $1.2 million and no income in the current period. These decreases were partially offset by higher coal processing and handling fees.
   Costs and Expenses

	Nine months ended		Increase
	September 30.		(Decrease)
	2005	2004	$	%
		(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$818,299	$668,887	$149,412	22%
Freight and handling costs	126,650	102,846	23,804	23%
Cost of other revenues	16,327	14,942	1,385	9%
Depreciation, depletion and amortization	45,521	38,883	6,638	17%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $43,169 for the nine months ended September 30, 2005)	74,924	35,786	39,138	109%

Total costs and expenses	$1,081,721	$861,344	$220,377	26%

	Nine months ended		Increase
	September 30.		(Decrease)
	2005	2004	$	%
		(in thousands, except per ton data)
Cost of coal sales per ton:
Company mines	$36.49	$29.95	$6.54	22%
Contract mines (including purchased and processed)	50.54	39.97	10.57	26%
Total produced and processed	39.46	32.22	7.24	22%
Purchased and sold without processing	57.30	43.71	13.59	31%
Cost of coal sales per ton	43.21	35.09	8.12	23%
Cost of Coal Sales: Our cost of coal sales increased by $149.4 million, or $8.12 per ton, from $668.9 million, or $35.09 per ton, in the nine months ended September 30, 2004 to $818.3 million, or $43.21 per ton, in the 2005 comparable period. Our cost of sales per ton of our produced and processed coal was $39.46 per ton in the nine months ended September 30, 2005 as compared to $32.22 per ton in the comparable period in 2004. This increase is attributable to increased costs for steel-related mine supplies, higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 26% in the current period as compared to the prior year period. In 2005, we have elected to take over production for three of these under-performing contract mines and we have incurred extra costs improve their operational and safety standards. The cost of sales per ton of our purchased coal was $57.30 per ton in the first nine months of 2005, and $43.71 per ton for the corresponding period of 2004. This $13.59 per ton increase in costs is due to the general increase in coal prices since last year and the change in the mix of coal qualities purchased. Of these purchased tons approximately 62% was blended with our produced and processed tons prior to resale.
Freight and Handling Costs. Freight and handling costs increased by $23.8 million during the nine months ended September 30, 2005 over the year ago period due higher freight rates. We paid these freight and handling costs which we treat as being reimbursed by our customers.
Cost of Other Revenues. Our cost of other revenues increased by 9% or $1.4 million in the first nine months of 2005 when compared to the similar period in 2004 due to higher coal processing and handling costs ($2.8 million) from increased volumes partially offset by lower expenses at Maxxim Rebuild related to lower sales levels ($1.4 million).
Depreciation, Depletion and Amortization. DD&A increased $6.6 million or 17%, to $45.5 million for the nine months ended September 30, 2005 as compared to the same period in 2004 due mainly to capital additions. DD&A per ton of produced and processed coal sold increased from $2.72 per ton for the nine months ended September 30, 2004 to $3.05 per ton in the same period of 2005.
Selling, General and Administrative Expenses. Our SG&A expenses increased by $39.1 million during the first nine months of 2005 over the corresponding period last year. Excluding our stock-based compensation charge of $43.2 million incurred in the first nine months of 2005, our SG&A expenses decreased in the nine months ended September 30, 2005 by $4.0 million from the comparable period last year. Included in the first nine months of 2004 expenses were incentive bonuses in the total amount of $4.4 million and a $3.1 million payment related to partial termination of a coal supply agreement. Included in this year’s first nine months are higher professional fees related to a strategic sourcing initiative, our Sarbanes-Oxley compliance project and other expenses related to being a public company. Excluding our stock-based compensation charge, our SG&A was $1.68 and $1.88 per ton sold in 2005 and 2004, respectively.
Interest Expense. Interest expense increased from $14.5 million to $19.4 million during the nine months ended September 30, 2005 compared to the same period in 2004. This increase is mainly attributable to our 10% senior notes issued in May 2004.
Interest Income. Interest income increased by $0.3 million in the nine months ended September 30, 2005 over the nine months ended September 30, 2004. This increase was attributable to our $10.0 million loan to a coal supplier which we made in June 2004.
Income Tax Expense: Our provision for income taxes related to continuing operations increased by $9.3 million from $5.9 million in the prior year’s first nine months to $15.1 million in this year’s first nine months. Since the condensed consolidated statements of operations for the nine months ended September 30, 2005 include activity both prior to and after the Internal Restructuring and IPO, the total income tax provision is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and from January 1, 2004 to September 30, 2004 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and IPO, all of the income of ANR Holdings is taxed to Alpha Natural Resources, Inc.
     The effective tax rate of 55.9% for the first nine months of 2005 is greater than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and IPO not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective share of income for the period prior to the restructuring. As $33.0 million of the stock-based compensation charge was identified as a significant unusual item in the first quarter 2005, the tax effect of the $33.0 million expense (no tax benefit) was accounted for in that period and excluded from the estimated annual effective tax rate of approximately 27%. The estimated effective tax rate for Alpha Natural Resources, Inc. is applied to pre-tax income exclusive of this significant unusual expense and infrequently occurring item. Because the majority of the 2005 stock-based compensation was recorded in the first quarter, the first nine months of 2005 effective tax rate of 55.9%, including the negative impact of the $33.0 million stock-based compensation charge, will not be indicative of the effective tax rate for the remainder of 2005. We estimate that, exclusive of the stock-based compensation charge (both the $33.0 million significant unusual portion and the recurring portion for the full year of 2005), our 2005 effective tax rate would be approximately 23.5%, which is lower than the federal statutory rate of 35% due to the benefits of percentage depletion and a combination of the Extraterritorial Income Exclusion and deduction for domestic production activities enacted as part of the American Jobs Creation Act of 2004, partially offset by state income taxes and valuation allowances. Actual pre-tax income for the year and continued quarterly review of valuation allowances could have an impact on the fourth quarter and annual effective tax rate.
     Our effective tax rate of 55.9% for the first nine months of 2005 is significantly higher than the rate of 11.9% in the first nine months of 2004 primarily due to the significant stock-based compensation charge for 2005 that did not exist in 2004. In addition, the portion of pre-tax income related to the minority interest and pass-through entity owners not tax affected is greater in the first nine months of 2004, thereby reducing the effective rate more in that period of 2004 compared to the same period in 2005.
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
     At September 30, 2005, our available liquidity was $41.1 million, including cash of $0.1 million and $41.0 million available under our then-existing credit facility. Our total indebtedness was $261.0 million at September 30, 2005, an increase of $59.3 million from the year ended December 31, 2004. As previously discussed, on October 26, 2005, we closed our 2005 Financing. Giving effect to this new credit facility, the closing of the Nicewonder Acquisition and the repayment of the first installment of the promissory installment notes issued to the sellers in connection with the Nicewonder Acquisition, in each case as if these transactions had occurred on September 30, 2005, our estimated availability would have been approximately $153.2 million and our total outstanding indebtedness would have been approximately $527.2 million.
     Our cash capital spending for the nine months ended September 30, 2005 is $95.9 million, and we currently project cash capital spending for the full year of 2005 of $110 million to $120 million. These expenditures have been and are forecasted to be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.
   Cash Flows
     Net cash provided by operations in the first nine months of 2005 was $21.6 million, a decrease of $77.6 million from the $99.2 million of net cash provided by operations during the first nine months of 2004. A decrease in our net income and an increase in our non-cash charges (mainly due to our stock-based compensation) provided more cash in the nine months ended September 30, 2005 than the comparable period in 2004 in the amount of $6.6 million. However, the $6.6 million was more than offset by an increase in the cash required to support our operating assets and liabilities in the amount of $84.3 million. The additional cash required for operating assets and liabilities in the first nine months of 2005 as compared to the first nine months of 2004 was principally caused by the following three factors:
▪ Our trade accounts receivable used $28.5 million more cash in the first nine months of 2005 than in the comparable period last year, due to the 22% increase in our total revenues in the nine months ended September 30, 2005 compared to the prior year period. Our days’ sales outstanding as of September 30, 2005 were 34.8 days an increase of 1.9 days from June 30, 2005. This increase was due to shipments to customers whose regular terms of sale require them to pay us within 60 days.
▪ The cash required to carry inventories increased by $28.5 million in the current nine month period over the corresponding period last year mainly due to an increase in tons in inventory and an increase in the associated cost per ton.
▪ Accounts payable and other current accrued liabilities provided cash in the nine months ended September 30, 2005 in the amount of $16.2 million while these liabilities provided cash in the amount of $44.9 million in the year ago period, an additional $28.7 million use of cash in the current period.
     Net cash used in investing activities consumed $26.2 million more cash in the first nine months of 2005 over the year ago period mainly due to increased capital expenditures for new mines and equipment.
     Net cash provided by financing activities increased by $91.9 million to $64.5 million in the nine months ended September 30, 2005 over the nine months ended September 30, 2004. During the nine month period ending September 30, 2004 we recapitalized our company by issuing $175.0 million of 10% senior notes and entered into a new credit facility. We used the proceeds to repay our then existing credit facility and to pay distributions to the members of ANR Holdings, LLC. Net cash used by financing activities was $27.4 million during the year ago period. In the nine months ended September 30, 2005, we completed our previously discussed Internal Restructuring and IPO. The proceeds from the IPO were used to repay shareholders’ notes issued as part of the Internal Restructuring. Our long-term debt increased approximately $72.0 million during 2005 and has been used to fund our cash needs for working capital and to purchase capital equipment.
   Credit Facility and Long-term Debt
     As of September 30, 2005, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30,
2005
10% Senior notes due 2012	$175,000
Revolving credit facility	81,000
Variable rate term notes	586
Capital lease obligation	1,623

Total long-term debt	258,209
Less current portion	(1,046)

Long-term debt, net of current portion	$257,163

     Our credit facility in effect prior to the 2005 Financing, which we refer to in this report as our prior credit facility, imposed, and our new credit facility and the indenture governing the senior notes each impose, certain restrictions on our subsidiaries, including restrictions on our subsidiaries’ ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, similar to our prior credit facility, the new credit facility provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.
     Borrowings under our new credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by Alpha NR Holding, Inc. and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, and (2) with 100% of the net cash proceeds received by Alpha NR Holding, Inc. and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.
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
Analysis of Material Debt Covenants
     We were in compliance with all covenants under our prior credit facility and the indenture governing our senior notes as of September 30, 2005.
     The financial covenants in our prior credit facility required, among other things, that:
•	Alpha Natural Resources, LLC, our indirect wholly-owned subsidiary, must maintain a leverage ratio, defined as the ratio of total debt to Adjusted EBITDA (as defined in the prior credit agreement), of less than 3.75 at December 31, 2004, 3.50 at March 31 and September 30, 2005, 3.25 at September 30 and December 31, 2005, 3.15 at March 31, September 30, September 30 and December 31, 2006 and 3.00 at March 31, 2007 (and thereafter), respectively, with Adjusted EBITDA being computed using the most recent four quarters; and

•	Alpha Natural Resources, LLC must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA (as defined in the prior credit agreement), to cash interest expense (defined as the sum of cash interest expense plus cash letter of credit fees and commissions), of greater than 2.50 at September 30, 2004 and at each quarter end thereafter.
     Based upon Adjusted EBITDA (as defined in the prior credit agreement), Alpha Natural Resources, LLC’s leverage ratio and interest coverage ratio for the twelve months ended September 30, 2005 were 1.66 (maximum of 3.50) and 8.80 (minimum of 2.50), respectively. Alpha Natural Resources, LLC maintained the leverage and interest coverage ratios specified in, and was in compliance with, the prior credit facility as of September 30, 2005. Prior to the 2005 Financing, Adjusted EBITDA, as defined in the prior credit agreement, was used to determine compliance with many of the covenants under the prior credit facility. The breach of covenants in the prior credit facility that are tied to ratios based on Adjusted EBITDA could have resulted in a default under the prior credit facility and the lenders could have elected to declare all amounts borrowed due and payable.
     The new credit facility requires Alpha NR Holding, Inc. to maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA (as defined in the new credit agreement) to cash interest expense, of 2.50 or greater at December 31, 2005 and at each quarter end thereafter. The new credit facility also requires Alpha NR Holding, Inc. to maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to Adjusted EBITDA, of not more than 4.00 at December 31, 2005, March 31, June 30, September 30 and December 31, 2006, 3.75 at March 31, June 30, September 30 and December 31, 2007, and 3.50 at March 31, 2008 and each quarter end thereafter, with Adjusted EBITDA being computed using the most recent four quarters. As in the prior facility, Adjusted EBITDA will be used to determine compliance with many of the covenants under the new credit facility. A breach of the covenants in the new credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the new credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our new credit facility would also result in a default under our indenture.
     Because the covenants in our prior credit facility related to Alpha Natural Resources, LLC, EBITDA as presented in the table below reflects adjustments for minority interest necessary to reconcile our net income to Alpha Natural Resources, LLC’s EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit facility, as shown in the table below. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2004	2005	2005	2005	2005
			(In thousands)
Net income (loss)	$1,115	$(25,801)	$26,393	$8,210	$9,917
Interest expense, net	5,344	5,830	6,456	6,439	24,069
Income tax expense (benefit)	(772)	2,324	9,182	3,542	14,276
Depreciation, depletion and amortization expenses	16,660	14,480	15,048	16,277	62,465

EBITDA	22,347	(3,167)	57,079	34,468	110,727
Minority interest(1)	268	2,846	—	—	3,114
Stock-based compensation charge(2)	—	36,407	3,381	3,381	43,169
Asset impairment charge and write-offs (2)	—	—	683	—	683
Alpha Natural Resources, Inc. (inc) exp (2)	—	209	(505)	—	(296)

Adjusted EBITDA	$22,615	$36,295	$60.638	$37,849	$157,397

Leverage ratio(3)					1.66
Interest coverage ratio(4)					8.80

(1)	Because our prior credit facility and our senior notes are issued by our subsidiaries, we are required to adjust our EBITDA for our minority interest which does not exist at the subsidiary level.

(2)	Adjusted EBITDA as defined in our prior credit facility is adjusted to add back for the non-cash portion of the stock-based compensation charge related to our Internal Restructuring and initial public offering, for the asset impairment charge related to our NKC operations, for other asset write-offs and amounts of income or expense related to the parent of Alpha Natural Resources, LLC. Income or expenses related solely to Alpha Natural Resources, Inc. are excluded from the calculation of Adjusted EBITDA under our prior credit agreement.

(3)	Leverage ratio is defined in our prior credit facility as total debt divided by Adjusted EBITDA.

(4)	Interest coverage ratio is defined in our prior credit facility as Adjusted EBITDA divided by cash interest expense.
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
     For 2005, we are targeting annual production of 20 million to 22 million tons and total sales volume of 25 million to 26 million tons. Approximately 82%, 45% and 21% of our planned production in 2006, 2007 and 2008, respectively, including production from the operations we acquired in the Nicewonder Acquisition, has been priced as of November 1, 2005. Recent domestic contract negotiations have yielded commitments for about 1.5 million tons of met coal in the $80-$90 per ton FOB mine range for 2006. In addition, our sales force recently acquired several new customers in both the foreign and domestic markets.
     The availability of skilled miners and supervisors and the cost to attract and retained those people is an issue we are addressing. While this issue has not materially impacted our business or our ability to attain the financial targets we have set, we have initiated training programs to attract new people into the mining industry and raise the skill levels of our current workers.
     Three of our organic expansion projects started production this year and one more is on target to begin producing coal in the fourth quarter of this year. These four mines are expected to produce an aggregate of 2.5 million tons of coal annually and will help to replace higher cost mines and purchased coal.
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
Critical Accounting Estimates and Assumptions
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and year-to-date periods ended September 30, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting estimates and assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal prices, interest rates and customer credit.
     We are exposed to market price risk in the normal course of selling coal. As of November 1, 2005, approximately 18% and 55% of our estimated 2006 and 2007 planned production, respectively, including the operations we acquired in the Nicewonder Acquisition, was uncommitted. As compared to prior years, we have increased the proportion of our planned future production in 2006 and 2007 for which we have contracts to sell coal, which has the effect of lessening our market price risk.
     All of our borrowings under the revolving credit facility are at a variable rate, so we are exposed to rising interest rates in the United States. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.8 million based on our variable rate borrowings as of September 30, 2005.
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
     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with our Section 404 compliance project, during the third quarter of fiscal 2005 we continued the process of implementing measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of reconciling fixed asset accounts; the structure of our general ledger; security systems and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. We expect to continue to make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project. Except as described above, during the third quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 5. Other Information
        On November 3, 2005, the Company hosted a conference call to discuss our financial results for the quarter ended September 30, 2005. During the call, the Company provided information regarding our coal reserves, including reserves that we acquired from the Nicewonder Coal Group on October 26, 2005. The Company characterized 99% and 60% of the coal reserves acquired from the Nicewonder Coal Group and our total reserves including the acquired Nicewonder reserves, respectively, as compliance coal, when instead these reserve percentages should have been characterized as having a sulfur content of less than 1%.
        On November 10, 2005, the compensation committee of Alpha’s board of directors (the “Committee”) approved a retention compensation package (the “Retention Package”) in which certain Company officers and key employees designated from time to time by Alpha’s Chief Executive Officer will be entitled to participate, including Kevin S. Crutchfield, Executive Vice President, D. Scott Kroh, Executive Vice President, David C. Stuebe, Vice President and Chief Financial Officer and Michael D. Brown, Vice President. The Retention Package will entitle participants to receive cash payments equal to a specified percentage of the participant’s annual base salary in the first pay period of each of 2007, 2008 and 2009 if they are employed by ANR or its subsidiaries on the applicable payment date. The amount of the payments under the Retention Package will be equal to 20% of the participant’s 2006 annual base salary for Retention Package payments made in the first payroll period of 2007; 30% of the participant’s 2007 annual base salary for Retention Package payments made in the first payroll period of 2008; and 50% of the participant’s 2008 annual base salary for Retention Package payments made in the first payroll period of 2009. Retention Package payments are not earned proportionally through the calendar year and will not be prorated if a participant’s employment terminates for any reason prior to the scheduled payment date. On November 10, 2005, the Committee also approved an increase in the annual base salary for Mr. Brown from his current annual base salary of $288,750 to $325,000, to be effective January 1, 2006.
Item 6. Exhibits

Exhibit No	Description of Exhibit
2.1	Acquisition Agreement dated as of September 23, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy of W. Va., Inc., Virginia Energy Company, the unitholders of Powers Shop, LLC, and the shareholders of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc. (the “Acquisition Agreement”) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.2	Membership Unit Purchase Agreement dated as of September 23, 2005 among Premium Energy, LLC and the unitholders of Buchanan Energy Company, LLC (the “Membership Unit Purchase Agreement”) (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.3	Agreement and Plan of Merger dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the shareholders of Premium Energy, Inc. (the “Premium Energy Shareholders”) (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.4	Indemnification Agreement dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, the other parties to the Acquisition Agreement, the Premium Energy Shareholders, and certain of the unitholders of Buchanan Energy Company, LLC (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.5	Letter Agreement dated of as September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC and the other parties to the Acquisition Agreement, the Membership Unit Purchase Agreement and the Merger Agreement (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By: /s/ David C. Stuebe

Name: David C. Stuebe
Title: Vice President and Chief Financial Officer
Date: November 14, 2005

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
2.1	Acquisition Agreement dated as of September 23, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy of W. Va., Inc., Virginia Energy Company, the unitholders of Powers Shop, LLC, and the shareholders of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc. (the “Acquisition Agreement”) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.2	Membership Unit Purchase Agreement dated as of September 23, 2005 among Premium Energy, LLC and the unitholders of Buchanan Energy Company, LLC (the “Membership Unit Purchase Agreement”) (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.3	Agreement and Plan of Merger dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the shareholders of Premium Energy, Inc. (the “Premium Energy Shareholders”) (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.4	Indemnification Agreement dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, the other parties to the Acquisition Agreement, the Premium Energy Shareholders, and certain of the unitholders of Buchanan Energy Company, LLC (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

2.5	Letter Agreement dated of as September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC and the other parties to the Acquisition Agreement, the Membership Unit Purchase Agreement and the Merger Agreement (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 26, 2005).

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.