Form 10-Q
period 2006-09-30
Alpha Natural Resources, Inc.
filed 2006-11-09
CIK 1310243

Table of Content

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of October 26, 2006 — 64,965,655.

Table of Content

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet (Unaudited)	3
	Condensed Consolidated Statement of Income (Unaudited)	4
	Condensed Consolidated Statement of Cash Flow (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
	PART II
Item 1A.	Risk Factors	33
Item 5.	Other Information	33
Item 6.	Exhibits	35
	EX-10.2: Letter Of Agreement
	EX-31.A: CERTIFICATION
	EX-31.B: CERTIFICATION
	EX-32.A: CERTIFICATION
	EX-32.B: CERTIFICATION

Table of Content

Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,524	39,622
Trade accounts receivable, net	173,134	147,961
Notes and other receivables	4,324	10,330
Inventories	73,588	84,885
Prepaid expenses and other current assets	34,977	36,117
Total current assets	297,547	318,915
Property, plant, and equipment, net	640,781	582,750
Goodwill	18,641	18,641
Other intangibles, net	8,392	11,014
Deferred income taxes	37,917	38,967
Other assets	44,381	43,371

Total assets	$1,047,659	1,013,658

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$3,239	3,242
Notes payable	3,537	59,014
Bank overdraft	35,639	17,065
Trade accounts payable	69,096	99,746
Deferred income taxes	12,544	11,243
Accrued expenses and other current liabilities	85,114	93,531

Total current liabilities	209,169	283,841

Long-term debt, net of current portion	421,575	423,547
Workers’ compensation benefits	6,939	5,901
Postretirement medical benefits	31,144	24,461
Asset retirement obligation	56,387	46,296
Deferred gains on sale of property interests	5,017	5,762
Other liabilities	30,364	11,085

Total liabilities	760,595	800,893

Stockholder's equity:
Preferred stock-par value $0.01 10,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 100,000,000 shares authorized, 64,965,655and 64,420,414 shares issued and outstanding	650	644
Additional paid-in capital	210,372	193,608
Accumulated other comprehensive (loss)	(7,354)	—
Retained earnings	83,396	18,513
Total stockholder's equity	287,064	212,765

Total liabilities and stockholder's equity	$1,047,659	1,013,658

See accompanying notes to condensed consolidated financial statements.

Table of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Coal revenues	$419,036	$345,179	$1,279,939	$982,383
Freight and handling revenues	45,805	46,659	143,132	126,650
Other revenues	9,877	5,851	29,638	18,447
Total revenues	474,718	397,689	1,452,709	1,127,480
Costs and expenses:
Cost of coal sales (exclusive of items shown
separately below)	340,440	298,522	1,016,831	818,299
Freight and handling costs	45,805	46,659	143,132	126,650
Cost of other revenues	5,774	5,943	19,170	16,327
Depreciation, depletion and amortization	36,422	16,277	104,263	45,521
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	16,837	12,147	52,229	74,924
Total costs and expenses	445,278	379,548	1,335,625	1,081,721

Income from operations	29,440	18,141	117,084	45,759

Other income (expense):
Interest expense	(10,735)	(6,636)	(31,798)	(19,400)
Interest income	156	197	514	675
Miscellaneous income (expense), net	427	50	2,123	40
Total other income (expense), net	(10,152)	(6,389)	(29,161)	(18,685)
Income from continuing operations before income taxes
and minority interest	19,288	11,752	87,923	27,074
Income tax expense	4,744	3,542	23,040	15,141
Minority interest	—	—	—	2,918
Income from continuing operations	14,544	8,210	64,883	9,015

Discontinued operations:
Loss from discontinued operations before income taxes and
minority interest	—	—	—	(379)
Income tax benefit	—	—	—	(93)
Minority interest	—	—	—	(72)
Loss from discontinued operations	—	—	—	(214)

Net income	$14,544	$8,210	$64,883	$8,801

Net income per basic and diluted share, as adjusted in 2005
Income from continuing operations	$0.23	0.13	$1.01	0.17
Loss from discontinued operations	-	-	-	(0.01)
Net income per basic and diluted share	$0.23	$0.13	$1.01	$0.16

See accompanying notes to condensed consolidated financial statements.

Table of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2006	2005

Operating activities:
Net income	$64,883	8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	104,263	45,805
Amortization of debt issuance costs	1,712	1,325
Accretion of asset retirement obligation	3,472	2,463
Virginia tax credit	—	(343)
Stock-based compensation - non-cash	15,815	35,694
Amortization of deferred gains on sales of property interests	(745)	(595)
Amortization of deferred gain on railroad incentives	(154)	(478)
Gain on sale of fixed assets, net	(621)	(11)
Gain on sale of discontinued operations	—	(704)
Loss on settlement of asset retirement obligation	322	490
Provision for non-recoupable advance royalties	469	—
Minority interest	—	2,846
Deferred income taxes	7,189	2,668
Other	628	44
Changes in operating assets and liabilities:
Trade accounts receivable	(25,307)	(56,073)
Notes and other receivables	3,664	(1,087)
Inventories	15,620	(48,294)
Prepaid expenses and other current assets	1,729	13,438
Other assets	(3,162)	(5,148)
Trade accounts payable	(33,154)	20,868
Accrued expenses and other current liabilities	(15,442)	(4,691)
Workers’ compensation benefits	1,038	367
Postretirement medical benefits	6,683	6,589
Asset retirement obligation	(1,837)	(2,919)
Other liabilities	1,252	569

Net cash provided by operating activities	148,317	21,624

Table of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)
(In thousands)

	Nine months ended
	September 30,
	2006	2005

Investing activities:
Capital expenditures	$(110,538)	(95,919)
Proceeds from disposition of property, plant, and equipment	1,060	5,282
Investment in and advances to investee	(228)	(1,234)
Purchase of acquired companies	(28,273)	(961)
Collections on note receivable from coal supplier	3,000	4,442
Payment of additional consideration on prior acquisition	—	(5,000)
Other	(501)	—

Net cash used in investing activities	(135,480)	(93,390)

Financing activities:
Repayments of notes payable	(55,477)	(12,413)
Proceeds from issuance of long-term debt	287,000	73,000
Repayments on long-term debt	(289,585)	(1,323)
Increase in bank overdraft	18,574	5,483
Proceeds from initial public offering, net of offering costs	—	598,066
Repayment of restructuring notes payable	—	(517,692)
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	(2,400)	(72,335)
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	—	(7,732)
Debt issuance costs	—	(568)
Proceeds from exercise of stock options	953	—

Net cash provided by (used in) financing activities	(40,935)	64,486

Net (decrease) in cash and cash equivalents	(28,098)	(7,280)

Cash and cash equivalents at beginning of period	39,622	7,391

Cash and cash equivalents at end of period	$11,524	111

See accompanying notes to condensed consolidated financial statements.

Table of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
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

On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (Alpha) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions which are referred to collectively as the Internal Restructuring, and on February 18, 2005, Alpha completed the initial public offering of its common stock. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the nine months ended September 30, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha and subsidiaries from February 12, 2005 to September 30, 2005. The financial statements for the three and nine months ended September 30, 2006 are presented on a consolidated basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Table of Content
In the course of preparing the second quarter 2006 financial statements, the Company and its independent auditors identified certain forward purchase and forward sale contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) that do not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked to market or accounted for as a hedge.

Accordingly, the Company reviewed these contracts to assess the impact, if any, that mark-to-market adjustments would have had on previously issued financial statements. Upon completion of that review, the Company concluded that previously issued financial statements were not materially misstated.

At the beginning of the second quarter of 2006, the Company recorded adjustments to mark to market all its open contracts for coal sales and purchases in the over-the-counter market (OTC) and certain third party purchase and sales contracts. These adjustments resulted in an increase in coal sales revenue of $3,057 and a decrease in cost of coal sales of $564, resulting in a net after-tax increase to net income in the amount of $2,656. The Company has assessed the impact of these adjustments and does not believe these amounts are material to any previously issued financial statements or to its expected annual results for 2006.

During the third quarter ended September 30, 2006, the Company reduced coal sales revenue related to mark-to-market losses on OTC coal sales transactions in the amount of $1,789 and increased expense related to mark-to-market losses on OTC coal purchase transactions in cost of coal sales in the amount of $270, resulting in an after tax net income reduction of $1,496.

At September 30, 2006, the Company had unrealized gains (losses) on open sales and purchases contracts in the amount of $4,119 and ($1,843), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

(2) Earnings Per Share

Due to the Internal Restructuring on February 11, 2005 and initial public offering of common stock completed on February 18, 2005, the calculation of earnings per share for the nine months ended September 30, 2005 reflects certain adjustments, as described below.

The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted for the nine months ended September 30, 2005, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.’s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring had occurred as of January 1, 2005. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the pro forma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income (loss) is necessary subsequent to February 11, 2005 because Alpha is subject to income taxes.

The denominator for purposes of computing basic net income (loss) per share, as adjusted for the three months ended September 30, 2005 and the nine months ended September 30, 2005, reflects the retroactive impact of the common shares received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring on a weighted-average outstanding share basis as being outstanding as of January 1, 2005. The common shares issued to the minority interest owners of ANR Holdings in connection with the Internal Restructuring, including the immediately vested shares granted to management, have been reflected as being outstanding as of February 11, 2005 for purposes of computing the basic net income (loss) per share, as adjusted. The unvested shares granted to management on February 11, 2005 that vest monthly over the two-year period from January 1, 2005 to December 31, 2006 are included in the basic net income (loss) per share, as adjusted, computation as they vest on a weighted-average outstanding share basis starting on February 11, 2005. The 33,925,000 new shares issued in connection with the initial public offering have been reflected as being outstanding since February 14, 2005, the date of the initial public offering, for purposes of computing the basic net income (loss) per share, as adjusted.

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

Table of Content

The computations of basic and diluted net income per share, as adjusted in 2005, are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Reported income from continuing operations	$14,544	$8,210	$64,883	$9,015
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	-	-	-	(91)

Income from continuing operations, as adjusted	14,544	8,210	64,883	8,924

Reported income (loss) from discontinued operations	—	—	—	(214)
Deduct: Income tax effect of ANR fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring.	—	—	—	2
Loss from discontinued operations, as adjusted	—	—	—	(212)

Net income, as adjusted	$14,544	$8,210	$64,883	$8,712

Denominator:
Weighted average shares - basic	64,191,811	61,259,314	64,003,215	53,184,066
Dilutive effect of stock options and restricted stock awards	22,921	648,706	105,551	382,403
Weighted average shares - diluted	64,214,732	61,908,020	64,108,766	53,566,469

Net income per basic and diluted share, as adjusted in 2005:
Income from continuing operations	$0.23	$0.13	$1.01	$0.17
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income per basic and diluted share	$0.23	$0.13	$1.01	$0.16

 (3) Inventories

    Inventories consisted of the following:

	September 30,	December 31,
	2006	2005

Raw coal	$5,876	$6,401
Saleable coal	55,447	65,318
Materials and supplies	12,265	13,166

Total inventories	$73,588	$84,885

Table of Content

(4) Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005

Term loan	$248,125	$250,000
10% Senior Notes due 2012	175,000	175,000
Variable rate term notes	—	293
Capital lease obligations	1,689	1,496

Total long-term debt	424,814	426,789

Less current portion	3,239	3,242

Long-term debt, net of current portion	$421,575	$423,547

The Company manages its overall exposure to fluctuations in interest rates by entering into interest rate hedging transactions to achieve an appropriate mix of fixed and floating-rate instruments within its debt portfolio. The Company entered into a $233,125 (notional amount) interest rate swap, effective May 9, 2006 until October 21, 2012, which has been designated as a cash flow hedge. Under the terms of the interest rate swap, the Company receives variable interest rate payments based upon a 3-month LIBOR and makes fixed interest rate payments of 5.59% plus an applicable margin of 1.75% at September 30, 2006. When the hedged debt and swap are considered together, the combined cash flows are the equivalent of paying a fixed rate of interest of 5.59% on debt of $233,125 through October 21, 2012. Settlements paid on the swap agreement for the three months ended and nine months ended September 30, 2006 were $54 and $182, respectively. Net amounts to be paid or received under the interest rate swap agreement are accrued as an adjustment to interest expense. Any change in fair value of the underlying hedge is recorded in accumulated other comprehensive income. As of September 30, 2006 the fair value of the interest rate swap was a liability of $7,354.

(5) Asset Retirement Obligation

At September 30, 2006 and December 31, 2005, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $63,001 and $53,487, respectively. The portion of the costs expected to be incurred within a year in the amounts of $6,614 and $7,191 at September 30, 2006 and December 31, 2005, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $134,538 at September 30, 2006 and $116,680 at December 31, 2005. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2005	$53,487

Accretion	3,472
Sites added	8,406
Expenditures	(2,803)
Changes in estimates	117
Settlement of asset retirement obligation	322
Total asset retirement obligation at September 30, 2006	$63,001

Table of Content
(6) Stock-Based Compensation Awards

Adoption of New Accounting Method

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on estimated fair value over the requisite service or vesting period. Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25).

In adopting SFAS 123R, the Company has elected to use the modified prospective transition method and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Stock-based compensation expense measured in accordance with SFAS 123R totaled $5,870 ($5,138 on a net-of-tax basis, or $0.08 per basic and diluted share) for the three months ended September 30, 2006 and $15,815 ($14,143 on a net-of-tax basis, or $0.22 per basic and diluted share) for the nine months ended September 30, 2006. The adoption of SFAS 123R resulted in increased expense of approximately $467 ($339 on a net-of-tax basis, or $0.01 per basic and diluted share) for the three months ended September 30, 2006 and $1,401 ($1,026 on a net-of-tax basis, or $0.02 per basic and diluted share) for the nine months ended September 30, 2006 as compared to the stock-based compensation expense that would have been recorded pursuant to APB  25.

Approximately 90% of stock-based compensation expense is reported as selling, general and administrative expenses and is included in the Corporate and Eliminations category for segment reporting purposes (Note 9). Approximately 10% of the stock-based compensation expense was recorded as part of the Cost of Sales category on the condensed consolidated statement of income. No stock-based compensation costs were capitalized in the condensed consolidated balance sheet for the nine months ended September 30, 2006. Under SFAS 123R the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the nine months ended September 30, 2006.

Table of Content

The following table illustrates the effect on the net income, as adjusted, and the net income per basic and diluted share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three months and nine months ended September 30, 2005.

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income, as adjusted (Note 2)	$8,210	$8,712
Add: loss from discontinued operations	—	214
Add: share-based employee compensation cost, included in net loss, as adjusted, net of income taxes and minority interest	2,362	40,391
Deduct: share-based employee compensation cost determined under the fair value based method, net of income taxes and minority interest	(2,572)	(40,945)
Pro forma net income, adjusted for effect of fair value of stock options	$8,000	$8,372

Net income per share - basic and diluted, adjusted for stock based compensation	$0.13	$0.16

The fair value of stock options granted during the nine months ended September 30, 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

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

The Expected annual dividend was based upon the Company’s expected dividend policy. The quarterly expected dividend range is between $.02 and $.03, or $.08 and $.12 per year. A mid-range was chosen to be included in the assumption above, however, the Company does not currently pay a dividend.

No stock options have been granted during the first nine months of 2006.

Table of Content
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

In connection with the Internal Restructuring, Alpha Natural Resources, Inc. adopted, and its stockholders approved, the Alpha Natural Resources, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”). The principal purpose of the Long-Term Incentive Plan is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Long-Term Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock appreciation rights, unvested shares, dividend equivalents, performance-based awards and other stock-based awards. The total number of shares of Alpha Natural Resources, Inc. common stock initially available for issuance or delivery under the Long-Term Incentive Plan is 3,338,841 shares, and the maximum number of shares that may be subject to awards made to any one plan participant in any fiscal year will be 2,000,000 shares.

On February 11, 2005 the Company granted certain of its executive officers, directors and key employees options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted as well as 12,000 nonvested shares of stock. All options granted during 2005 pursuant to the Long-Term Incentive Plan vest over a period of five years and have a term of ten years. The nonvested shares of stock vest over a three-year period. In the nine months ended September 30, 2006, all awards granted pursuant to the Long-Term Incentive Plan consisted of nonvested shares and performance shares. The nonvested shares generally vest in one-third increments on January 1, 2007, 2008 and 2009. The performance share awards entitle the grantee to receive a specified number of shares of Alpha common stock in the future, subject to the achievement of certain pre-established operating income and return on invested capital targets for the years 2006 through 2008. The performance share awards generally vest at the end of 2008.

Table of Content

Stock option activity for the nine months ended September 30, 2006 is summarized in the following table:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding at December 31, 2005	1,253,593	$16.71
Granted	—	—
Exercised	(60,195)	$15.86
Forfeited/Canceled	(56,000)	$19.00
Outstanding at September 30, 2006	1,137,398	$16.64	8.28
Exercisable at September 30, 2006	174,041	17.24	8.31

The aggregate intrinsic value of options outstanding at September 30, 2006 was $933 and the aggregate intrinsic value of exercisable options was $247. Cash received from the exercise of stock options during the three months and nine months ended September 30, 2006 was $0 and $953, respectively. As of September 30, 2006, $5,984 of pre-tax unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 3.26 years.

Nonvested share award activity for the nine months ended September 30, 2006 is summarized in the following table:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2005	684,465	$19.15
Granted	519,242	21.26
Vested	(526,965)	19.21
Forfeited	(34,737)	24.85
Non-vested shares outstanding at September 30, 2006	642,005	20.50

The fair value of nonvested share awards is estimated based on the average of the high and low market stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of September 30, 2006, there was $8,063 of unamortized compensation cost related to nonvested shares which is expected to be recognized as expense over a weighted-average period of 2.20 years. This amount excludes $3,194 of unamortized costs remaining with respect to unvested shares issued in connection with the Internal Restructuring to certain officers and employees, which will be amortized over the remaining vesting period which ends December 31, 2006.

In addition to the above, the Company granted 148,268 performance share awards in March 2006, of which 133,411 remain outstanding as of September 30, 2006. Recipients of these awards will receive shares of Alpha common stock at the end of a three-year performance period which ends on December 31, 2008, based on the Company’s actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of a performance share award is based on the closing market price of Alpha’s common stock on the date of award and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accrual of compensation expense as appropriate. In the three and nine month ended September 30, 2006, the Company expensed $267 and $558, respectively. As of September 30, 2006, there was $2,419 of unamortized compensation cost related to performance share awards which is expected to be recognized as expense over the next 2.25 years.

Table of Content

(7) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$960	$940	$2,880	$2,884
Interest cost	706	601	2,119	1,856
Amortization of net (gain) or loss	47	10	140	19
Amortization of prior service cost	568	535	1,704	1,841
Net periodic benefit cost	$2,281	$2,086	$6,843	$6,600

Employer contributions for benefits paid for the nine months ended September 30, 2006 and 2005 were $0 and $11, respectively. Employee contributions are not expected to be made and the plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended September 30, 2006 and 2005 were $7 and $9, respectively, and $22 and $24 for the nine months ended September 30, 2006 and 2005, respectively.

(8) Related Party Transactions

The Company had the following receivable balances from affiliated parties as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

AMCI	$48	$10,390
Robindale Energy and subsidiary	21	63
Total	$69	$10,453

As of September 30, 2006, $48 of receivables from AMCI are included in notes and other receivables. As of December 31, 2005, $7,847 of receivables from AMCI were included in trade accounts receivable, net and $2,543 are included in notes and other receivables. The majority of the AMCI receivables at December 31, 2005 related to coal sales transactions in the normal course of business.

The Company had the following balances payable to affiliated parties as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

AMCI	$3,012	$13,735
First Reserve Fund IX, L.P.	—	4,500
Foundation Energy	—	2,605
Robindale Energy and subsidiary	—	51
Total	$3,012	$20,891

At December 31, 2005 and September 30, 2006, the amounts payable to AMCI of $13,735 and $3,012, respectively, are included in accrued expenses and other current liabilities. First Reserve Fund IX, L.P. is no longer a related party since it sold all of its remaining shares on January 25, 2006 and its two designees on Alpha’s Board of Directors resigned effective January 19 and 25, 2006 respectively.

Table of Content
(9) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of September 30, 2006, consisted of 39 underground mines and 27 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's purchased coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes revenue from the operation of the Company’s highway construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, with EBITDA, as adjusted including minority interest where appropriate. EBITDA, from continuing operations is defined as income from continuing operations plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, with EBITDA, as adjusted including minority interest where appropriate.

Operating segment results for continuing operations for the three months ended September 30, 2006 and segment assets as of September 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$466,936	$20,395	$(12,613)	$474,718
Depreciation, depletion, and amortization	34,705	1,437	280	36,422
EBITDA	79,626	3,454	(16,791)	66,289
Capital Expenditures	26,355	183	-	26,538
Total assets	$1,116,413	$88,843	$(157,596)	$1,047,659

Operating segment results for continuing operations for the nine months ended September 30, 2006 and segment assets as of September 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,428,450	$55,220	$(30,961)	$1,452,709
Depreciation, depletion, and amortization	97,837	4,851	1,575	104,263
EBITDA	267,337	8,348	(52,215)	223,470
Capital Expenditures	103,227	6,208	1,103	110,538
Total assets	$1,116,413	$88,843	$(157,596)	$1,047,659

Table of Content

Operating segment results for continuing operations for the three months ended September 30, 2005 and segment assets as of September 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$394,331	$9,084	$(5,726)	$397,689
Depreciation, depletion, and amortization	15,543	361	373	16,277
EBITDA	46,144	468	(12,144)	34,468
Capital Expenditures	29,312	—	86	29,398
Total assets	$536,792	$72,019	$13,287	$622,098

Operating segment results for continuing operations for the nine months ended September 30, 2005 and segment assets as of September 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,116,447	$29,313	$(18,280)	$1,127,480
Depreciation, depletion, and amortization	43,037	1,149	1,335	45,521
EBITDA, as adjusted	162,519	2,809	(74,008)	91,320
Capital Expenditures	94,770	322	517	95,609
Total assets	$536,792	$72,019	$13,287	$622,098

Reconciliation of total segment EBITDA, as adjusted, to income from continuing operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total segment EBITDA, as adjusted for 2005, for continuing operations	$66,289	$34,468	$223,470	$91,320
Interest expense	(10,735)	(6,636)	(31,798)	(19,400)
Interest income	156	197	514	675
Income tax expense from continuing operations	(4,744)	(3,542)	(23,040)	(15,141)
Depreciation, depletion, and amortization from continuing operations	(36,422)	(16,277)	(104,263)	(45,521)
Minority interest in income from continuing operations	—	—	—	(2,918)

Income from continuing operations	$14,544	$8,210	$64,883	$9,015

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $164,428 and $522,877 or approximately 35% and 36% of total revenues for the three and nine months ended September 30, 2006, respectively. Export revenues were $156,243 and $501,014 or approximately 39% and 44%, respectively, of total revenues for the three and nine months ended September 30, 2005.

(10) Commitment and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of September 30, 2006 is $74,094. The amount of surety bonds currently outstanding related to the Company's reclamation obligations is presented in note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $684. The estimated fair value of these guarantees is not significant.

Table of Content
 (b) Litigation

The Company is involved in various legal proceedings from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

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

The following statement of operations data reflects the activity for the discontinued operation for nine months ended September 30, 2005:

Nine Months Ended
September 30,
2005

Total revenues	$4,523
Total costs and expenses	5,607
Gain on sale of discontinued operations	704
Loss from operations	(380)
Miscellaneous income	1
Income tax benefit from discontinued operations	(93)
Minority interest in income (loss) from discontinued operations	(72)

Loss from discontinued operations	$(214)

(12) Income Taxes

The condensed consolidated statements of income for the nine months ended September 30, 2005 include activity both prior to and after the Internal Restructuring and initial public offering. Accordingly, the total income tax provision for the nine months ended September 30, 2005 is the sum of the provisions for the pre- and post-restructuring periods.

Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provided information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P. based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 is not reflected in the financial statements. For the 2005 period, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and initial public offering, all of the income of ANR Holdings, and successor entities, is taxed to Alpha Natural Resources, Inc.

The income tax provision from continuing operations and discontinued operations for the three and nine months ended September 30, 2005 was as follows:

	Three Months	Nine Months
	Ended	Ended
	2005	2005

Continuing Operations	$3,542	$15,141
Discontinued Operations	0	(93)
	$3,542	$15,048

Table of Content

Income tax expense of $4,744 was recorded for the three months ended September 30, 2006 on pre-tax income of $19,288, which equates to an effective tax rate of 24.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes, change in the valuation allowance, and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering which is not deductible for tax purposes. Income tax expense of $3,542 was recorded for the three months ended September 30, 2005 on pre-tax income of $11,752, which equates to an effective rate of 30.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extra territorial income exclusion, partially offset by state income taxes and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering which is not deductible for tax purposes.

Income tax expense of $23,040 was recorded for the nine months ended September 30, 2006 on pre-tax income of $87,923 which equates to an effective tax rate of 26.2%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes, change in the valuation allowance, and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering, which is not deductible for tax purposes. Income tax expense of $15,141 was recorded for the nine months ended September 30, 2005 on pre-tax income from continuing operations of $27,074, which equates to an effective tax rate of 55.9%. This rate is higher than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the restructuring.

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Federal statutory income tax expense	$6,750	$4,114	$30,773	$9,476
Increases (reductions) in taxes due to:
Percentage depletion allowance	(5,728)	(1,137)	(15,669)	(7,700)
Extraterritorial income exclusion	(536)	(541)	(1,418)	(1,246)
Deduction for domestic production activities	133	(68)	(133)	(347)
State taxes, net of federal tax impact	840	342	2,611	1,398
Stock-based compensation	1,369	1,031	3,598	14,385
Change in valuation allowance	1,472	(260)	2,461	137
Taxes not provided for minority interest	—	—	—	(1,001)
Taxes not provided for pass-through entity	—	—	—	(133)
Other, net	444	61	817	172

Actual income tax expense	$4,744	$3,542	$23,040	$15,141

The Company has not been in business long enough to develop a strong earnings history (objective evidence to be considered under generally accepted accounting principles to support realization of its deferred tax assets), and it is likely that the alternative minimum tax will exceed the regular tax for the foreseeable future. Accordingly, the Company has recorded a valuation allowance for its net deferred tax assets of $109,312 and $93,525 as of September 30, 2006 and December 31, 2005, respectively. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate based primarily upon projected future earnings and the projected utilization of deferred tax assets for a limited period of time.

Alpha continues to develop an earnings history which will be considered significant objective positive evidence when assessing the need for a valuation allowance. The Company expects that by the end of the fourth quarter of 2006, it will have three consecutive years of positive earnings history. Accordingly, during the fourth quarter, the Company will perform a comprehensive analysis of its ability to realize its deferred tax asset. The analysis will include consideration of its ability to place reliance on future income projections for a longer period into the future, due to the fact that it likely will have a three-year earnings history at that point. Based upon that analysis, the Company may conclude that a substantial portion of its valuation allowance may be reversed to net income.

Table of Content

 (13) Progress Acquisition

On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $28,273, including a preliminary adjustment for working capital. The purchase price is subject to a post-closing adjustment based on actual working capital levels. The Progress acquisition consisted of the purchase of the outstanding capital stock of White Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to Alpha’s Enterprise business unit and have been integrated with Enterprise.

(14) Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Net income	$14,544	64,883
Other comprehensive income (loss)	(6,829)	(7,354)

Total comprehensive income	$7,715	$57,529

Other comprehensive income (loss) includes the unrealized loss on interest rate swaps, which are accounted for as cash flow hedges.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS 88”), SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adjustment shall be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status shall be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87, SFAS 88 or SFAS 106. As further described in Note 7, the Company has postretirement benefit plans that will be subject to the provisions of SFAS 158. At this time, we have not yet determined what the funded status of these plans will be at December 31, 2006, the end of our fiscal year. We are currently evaluating the impact of adopting FASB No. 158 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

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

Table of Content

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

• the geological characteristics of Central and Northern Appalachian coal reserves;

• our assumptions concerning economically recoverable coal reserve estimates;

• availability of skilled employees and other employee workforce factors;

• regulatory and court decisions;

• future legislation and changes in regulations, governmental policies or taxes;

• changes in postretirement benefit obligations;

• our liquidity, results of operations and financial condition; and

• other factors, including the other factors discussed in “Overview - Coal Pricing Trends and Uncertainties” and “Outlook” below, and the factors discussed in Part I, Item 1A “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005.

Table of Content
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

Overview

We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of  September 30, 2006, are supported by 39 active underground mines, 27 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others through third-party purchase contracts or in the over-the-counter market, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended September 30, 2006 and nine months ended September 30, 2006, sales of steam coal were 5.1 and 14.3 million tons, respectively, which accounted for approximately 69% and 65%, respectively, of our coal sales volume during each of these periods. For the three months ended September 30, 2006 and nine months ended September 30, 2006, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.3 and 7.7 million tons, respectively, which accounted for approximately 31% and 35%, respectively, of our coal sales volume during each of these periods. Our sales of steam coal during the first three quarters of 2006 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during the period were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 37% of our coal sales revenue including freight and handling in the first nine months of 2006 was derived from sales made outside the United States, primarily in Canada, Italy, Romania, India, Brazil and Turkey.

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

In the course of preparing the second quarter 2006 financial statements, the Company and its independent auditors identified certain forward purchase and forward sale contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) that do not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked to market or accounted for as a hedge.

Accordingly, the Company has reviewed these contracts to assess the impact, if any, that mark-to-market adjustments would have had on previously issued financial statements. Upon completion of that review, the Company concluded that previously issued financial statements were not materially misstated.

At the beginning of the second quarter of 2006, the Company recorded adjustments to mark to market all its open contracts coal sales and purchases in the over-the-counter market (OTC) and certain third party purchase and sales contracts. These adjustments resulted in an increase in coal sales revenue of $3.1 million and a decrease in cost of coal sales of $0.6 million, resulting in a net after-tax increase to net income in the amount of $2.7 million. The Company has assessed the impact of these adjustments and does not believe these amounts are material to any previously issued financial statements or to its expected annual results for 2006.

During the third quarter ended September 30, 2006, the Company reduced coal sales revenue related to mark-to-market losses on open OTC coal sales contracts in the amount of $1.8 million and increased expense related to mark-to-market losses on open OTC coal purchase contracts as cost of coal sales in the amount of $0.3 million, resulting in a reduction in earnings of $1.5 million for the quarter.

At September 30, 2006, the Company had unrealized gains (losses) on open sales and purchases contracts in the amount of $4.1 million and ($1.8 million), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

Table of Content

Coal Pricing Trends and Uncertainties.  During the three months and nine months ended September 30, 2006 when compared to the corresponding periods in 2005, prices for our coal increased 10% and 12%, respectively, due to a combination of conditions in the United States and internationally, including an improving U.S. economy, strong growth in the steel sector, relatively low customer stockpiles, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the three months and nine months ended September 30, 2006. While our outlook on coal pricing remains positive as noted below under “—Outlook,” future coal prices are subject to factors beyond our control and we cannot predict with certainty the future market environment. As of October 18, 2006, less than 20% and 65% of our expected production for 2007 and 2008 respectively, including the operations we acquired in the Progress acquisition, was uncommitted and was not yet priced.

During the first nine months of 2006, we continued to experience increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for employee wages, salaries and benefits, diesel fuel, steel and rubber products, explosives, trucking and variable sales related costs such as royalties and severance taxes. We also experienced some disruptions in railroad service during the first nine months of 2006, which caused delays in delivering products to customers, lowered sales volume, and increased our internal coal handling costs.

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

During the third quarter, a small number of our deep mines experienced adverse geological conditions which resulted in lower yields of coal and higher costs. Geological conditions are beyond our control.

We are also experiencing a tight market for skilled mining employees, due to increased demand by coal producers attempting to increase production in response to the strong market demand for coal, and demographic changes as existing miners in Appalachia retire at a faster rate than new miners are added to the Appalachian mining workforce. Although we have initiated training programs to develop new skilled miners and raise the skill levels of existing miners, continued limited availability of skilled miners could prevent us from being able to meet our production and sales forecasts. The supply of skilled mining employees is subject to factors beyond our control and we cannot predict whether and for how long this employee market will remain limited. In addition, there is a learning curve for new inexperienced miners and we may not continue to achieve our historical levels of productivity particularly in our underground mines which has a direct effect on our production costs..

The MINER Act may have a significant impact on our productivity and costs. We can not, at this time, predict the total impact of the new legislation nor the delivery of rescue devises or other newly required equipment such as tracking devices.

Reconciliation of Non-GAAP Measures

The following unaudited table reconciles EBITDA and EBITDA, as adjusted, to net income, the mostly directly comparable GAAP measure.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$14,544	$8,210	$64,883	$8,801
Interest expense	10,735	6,636	31,798	19,400
Interest income	(156)	(197)	(514)	(675)
Income tax expense	4,744	3,542	23,040	15,048
Depreciation, depletion and amortization	36,422	16,277	104,263	45,804
EBITDA (1)	66,289	34,468	223,470	88,378

Minority interest	—	—	—	2,846
EBITDA, as adjusted (1)	$66,289	$34,468	$223,470	$91,224

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

Table of Content

Results of Operations

Three months Ended September 30, 2006 Compared to the Three months Ended September 30, 2005

 Summary

For the quarter ended September 30, 2006, we recorded revenues of $474.7 million compared to $397.7 million for the quarter ended September 30, 2005, an increase of $77.0 million. Net income increased from $8.2 million ($0.13 per diluted share) in the third quarter of 2005 to $14.5 million ($0.23 per diluted share) for the third quarter of 2006. EBITDA, as adjusted, in 2005 and as reconciled to our net income in the table above, was $66.3 million and $34.5 million in the third quarter 2006 and 2005, respectively, including the non-cash portion of our stock-based compensation, related to the Company’s initial public offering (IPO), charges of $3.2 million and $3.4 million in the third quarter of 2006 and 2005, respectively.

We sold 7.4 million tons of coal during the third quarter of 2006, 0.7 million more than the comparable period in 2005. Our Callaway business unit and our recently acquired Progress mines contributed 1.0 million and 0.6 tons, respectively, for the quarter. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 13.5% in 2005 to 18.8% in 2006. Coal margin per ton was $10.57 in the third quarter 2006, a 52.1% increase from the third quarter 2005. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton excluding depreciation, depletion, and amortization.

Revenues

	Three months Ended September 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$419,036	$345,179	$73,857	21%
Freight and handling revenues	45,805	46,659	(854)	(2)%
Other revenues	9,877	5,851	4,026	69%
Total revenues	$474,718	$397,689	$77,029	19%

Tons Sold:
Steam	5,097	4,589	508	11%
Metallurgical	2,336	2,125	211	10%
Total	7,433	6,714	719	11%

Coal sales realization per ton:
Steam	$48.21	$41.66	6.55	16%
Metallurgical	74.19	72.49	1.70	2%
Total	$56.37	$51.41	$4.96	10%

Coal Revenues. Coal revenues increased by $73.9 million (21%) for the quarter ended September 30, 2006 over the comparable period of 2005 mainly driven by an 10% increase in coal sales realization per ton from $51.41 per ton in the third quarter of 2005 to $56.37 per ton in the third quarter of 2006. Our Callaway (acquired in October 2005) and Progress (acquired in May 2006) operations contributed $53.6 million and $27.8 million, respectively, to coal revenues for the quarter ended September 30, 2006. The change in the mark-to-market open positions for forward sales contracts on the OTC market decreased revenues by $1.8 million or $0.24 per ton. Our metallurgical coal (met coal) realization per ton increased from $72.49 per ton in the third quarter of 2005 to $74.19 per ton in the third quarter of 2006, or 2%, and steam coal realization per ton increased from $41.66 per ton to $48.21 per ton or 16%, for the reasons discussed in the section titled “Coal Pricing Trends and Uncertainties” above. The mark-to-market adjustment for forward sales contracts on the OTC market decreased coal sales realization per ton for steam coal by $0.35. Met coal sales accounted for 31% of our coal sales volume in the third quarter of 2006 compared with 32% in the third quarter of 2005. Total tons sold during the third quarter of 2006 were 7.4 million, including 2.3 million tons of met coal and 5.1 million of steam coal. Sales volume for the third quarter of 2005 was 6.7 million tons of which 2.1 million tons were met coal and 4.6 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues decreased to $45.8 million for the three months ended September 30, 2006, a decrease of $0.9 million compared with the three months ended September 30, 2005 due to the change in the mix of steam customers shipped which resulted in a $1.55 lower average freight rates per ton which was partially offset by an average increase in the freight rate of $0.93 per ton for metallurgical customers. The balance is attributable to higher freight rates experienced during the three months ended September 30, 2006. However, these revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $4.0 million mainly due to $6.0 million of road construction revenues and sales commissions of $1.0 million primarily related to the net settlement of various OTC transactions in the current period, partially offset by a decrease in revenues from our Maxxim Rebuild operation ($1.2 million) and revenues from coal processing fees ($1.9 million). We expect that other revenues generated by Maxxim Rebuild and coal processing fees during the rest of 2006 will also be below last year’s levels. Maxxim Rebuild has concentrated its efforts on Company operations in 2006. In addition, a contract for coal processing terminated at the end of 2005.

Table of Content

Costs and Expenses

	Three months ended September 30.		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$340,440	$298,522	$41,918	14%
Freight and handling costs	45,805	46,659	(854)	(2)%
Cost of other revenues	5,774	5,943	(169)	(3)%
Depreciation, depletion and amortization	36,422	16,277	20,145	124%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $5,053 in 2006 and $3,381 in 2005)	16,837	12,147	4,690	39%
Total costs and expenses	$445,278	$379,548	$65,730	17%

Cost of coal sales per ton:
Company mines	$43.13	$38.07	$5.06	13%
Contract mines (including purchased and processed)	51.70	51.34	0.36	1%
Total produced and processed	44.46	40.77	3.69	9%
Purchased and sold without processing	54.54	56.14	(1.60)	(3)%
Cost of coal sales per ton	$45.80	$44.46	$1.34	3%

Cost of Coal Sales. Our cost of coal sales increased by $41.9 million, from $298.5 million, or $44.46 per ton, in the third quarter 2005 to $340.4 million, or $45.80 per ton, in the third quarter of 2006. The change in the mark-to-market open positions forward purchase contracts on the OTC market increased cost of sales by $0.3 million or $0.04 per ton for the third quarter of 2006. Approximately $37.3 million and $28.4 million, respectively, of this quarter’s costs were associated with our Callaway (acquired in October 2005) and Progress (acquired in May 2006) operations, respectively. Our cost of coal sales per ton for our produced and processed coal was $44.46 per ton in the three months ended September 30, 2006 as compared to $40.77 per ton in the comparable period in 2005. This $3.69 per ton increase is due to a number of factors. Poorer geological conditions and an inexperienced workforce at some of our deep mines lead to lower production and productivity and a corresponding increase in cost. Also, we incurred increased costs for mine supplies and repairs (including higher costs for diesel fuel) and increased variable sales-related costs such as royalties and severance taxes partially offset by lower costs of surface mine production. The cost of sales per ton of our purchased coal was $54.54 per ton in the third quarter 2006 and $56.14 per ton for the corresponding period of 2005. Of these purchased tons, approximately 61% was blended with our produced and processed tons prior to resale. The mark-to-market adjustment on forward purchase contracts on the OTC market increased cost of sales per ton for purchased coal by $0.27 in the third quarter of 2006.

Freight and Handling Costs. Freight and handling costs decreased to $45.8 million for the three months ended September 30, 2006, a decrease of $0.9 million compared with the three months ended September 30, 2005 due to the change in the mix of steam customers shipped which resulted in a $1.55 lower average freight rates per ton which was partially offset by an average increase in the freight rate of $0.93 per ton for metallurgical coal customers

Cost of Other Revenues. Our cost of other revenues decreased by 3% or $0.2 million in the third quarter of 2006 when compared with the third quarter of 2005 which was partially offset by road construction costs by lower expenses at our subsidiary, Maxxim Rebuild Company, and lower coal processing expenses. The margin (other revenues less cost of other revenues) on other revenues increased by $4.2 million compared with the third quarter of 2005 due mainly to our road construction businesses and net gains related to settlements of certain forward purchase and sales contracts. This margin does not include related charges for depreciation and amortization.

Depreciation, Depletion and Amortization. DD&A increased $20.1 million or 124%, to $36.4 million for the three months ended September 30, 2006 as compared with the same period in 2005 due mainly to the Nicewonder acquisition. DD&A per ton of coal sold increased from $2.42 per ton for the three months ended September 30, 2005 to $4.90 per ton in the same period of 2006.

Selling, General and Administrative Expenses. These expenses increased by $4.7 million to $16.8 million in the third quarter of 2006 from $12.1 million in the third quarter of 2005. Excluding our stock-based compensation charge of $5.1 million incurred in the third quarter of 2006 and $3.4 million in the third quarter of 2005, these costs increased in the three months ended September 30, 2006 by $3.0 million from the third quarter of last year mainly due to increases in professional fees related to the implementation of the Sarbanes Oxley Act of 2002, personnel to support our staffing requirements as a public company, and accruals related to a retention plan for key employees. As a percentage of revenue excluding our stock based compensation charges, these costs were 2.5% and 2.2% for the third quarter of 2006 and 2005, respectively.

Interest Expense. Interest expense increased $4.1 million to $10.7 million during the third quarter of 2006 compared to the same period in 2005. The increase in interest expense is attributable to the additional debt we incurred to finance the Nicewonder acquisition and higher interest rates on our variable rate debt.

Interest Income. Interest income decreased marginally in the three months ended September 30, 2006 from the three months ended September 30, 2005. This decrease was attributable to less interest earned on a note due from a coal supplier as a result of repayments on the note.

Income Tax Expense: Our provision for income taxes related to continuing operations increased by $1.2 million from $3.5 million in the prior year’s third quarter to $4.7 million in this year’s third quarter. The effective tax rate of 24.6% for the third quarter of 2006 is lower than the 30.1% effective tax rate for the third quarter of 2005 primarily due to differences in excess percentage depletion deductions and changes in the valuation allowance.

Table of Content
Nine months Ended September 30, 2006 Compared to the Nine months Ended September 30, 2005

Summary

For the nine months ended September 30, 2006, our total revenues were $1.453 billion, compared to $1.127 billion for the nine months ended September 30, 2005, an increase of $325.2 million. Net income increased from $8.8 million ($0.16 per diluted share) in the 2005 period to $64.9 million ($1.01 per diluted share) for the 2006 period. Included in net income for the nine months ended September 30, 2006 and September 30, 2005 was stock-based compensation expense in the amount of $15.8 million ($14.1 million after-tax) and $43.2 million after tax, respectively. EBITDA, as adjusted for 2005 and as reconciled to our net income in the table above, was $223.5 million in the first three quarters of 2006, including the non-cash portion of the stock-based compensation charge in the amount of $15.8 million. EBITDA, as adjusted was $132.2 million more than the same period in 2005 which included the non-cash portion of stock-based compensation charges in the amount of $35.7 million.

We sold 22.0 million tons of coal during the first three quarters of 2006, 3.1 million more than the comparable period in 2005. Our Callaway business unit and recently acquired Progress mines contributed 3.0 and 1.0 million tons, respectively, for the period. Coal margin increased from 16.7% in 2005 to 20.6% in 2006. Coal margin per ton was $11.95 in the nine months ended September 30, 2006, a 37.8% increase from the first three quarters of 2005.

Revenues

	Nine months Ended September 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$1,279,939	$982,383	$297,556	30%
Freight and handling revenues	143,132	126,650	16,482	13%
Other revenues	29,638	18,447	11,191	61%
Total revenues	$1,452,709	$1,127,480	$325,229	29%

Tons Sold:
Steam	14,344	11,700	2,644	23%
Metallurgical	7,672	7,237	435	6%
Total	22,016	18,937	3,079	16%

Coal sales realization per ton:
Steam	$49.12	$40.05	$9.07	23%
Metallurgical	75.00	70.99	4.01	6%
Total	$58.14	$51.88	$6.26	12%

Coal Revenues. Coal revenues increased by $297.6 million, or 30% during the nine months ended September 30, 2006 over the comparable period of 2005 driven by an increase in sales volume as well as an increase in the sales realization per ton. Our Callaway (acquired in October 2005) and Progress (acquired in May 2006) operations contributed $156.5 million and $46.0 million, respectively, to coal revenues for the nine months ended September 30, 2006. The change in the mark-to-market open positions forward sales contracts on the OTC market increased revenues by $4.1 million or $0.19 per ton in 2006. Our met coal realization per ton increased from $70.99 per ton in the nine months ended September 30, 2005, to $75.00 per ton in the 2006 nine month period, or 6%, and steam coal realization per ton increased from $40.05 to $49.12, or 23%, for the reasons discussed in the section titled “Coal Pricing Trends and Uncertainties” above. The mark-to-market adjustment for forward sales contracts on the OTC market increased coal sales realization per ton for steam coal by $0.29 for the nine months ended September 30, 2006. Met coal sales accounted for 35% of our coal sales volume in the nine months ended September 30, 2006 compared to 38% in the year ago period. Total tons sold during the first three quarters of 2006 were 22.0 million, including 7.7 million tons of met coal and 14.3 million of steam coal. Sales for the comparable period last year were 18.9 million tons of which 7.2 million were met coal and 11.7 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues increased to $143.1 million for the nine months ended September 30, 2006, an increase of $16.5 million compared with the nine months ended September 30, 2005 due to higher freight rates experienced during the nine months ended September 30, 2006 related to metallurgical customers. These increases were partially offset by a change in the mix of steam customers shipped which resulted in an average decrease of $0.35 per ton freight rate. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $11.2 million during the first three quarters of this year from the corresponding period last year mainly due to $20.3 million of road construction revenues and an increase in sales commissions of $2.0 million, partially offset by decreases in revenues from our Maxxim Rebuild operations ($5.4 million) and revenues from coal processing fees ($6.2 million). Maxxim Rebuild has concentrated its efforts on Company operations in 2006. In addition, a contract for coal processing terminated at the end of 2005.

Table of Content

Costs and Expenses

	Nine months ended September 30.		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,016,831	$818,299	$198,532	24%
Freight and handling costs	143,132	126,650	16,482	13%
Cost of other revenues	19,170	16,327	2,843	17%
Depreciation, depletion and amortization	104,263	45,521	58,742	129%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $14,196 in 2006 and $43,169 in 2005)	52,229	74,924	(22,695)	(30)%
Total costs and expenses	$1,335,625	$1,081,721	$253,904	23%

Cost of coal sales per ton:
Company mines	$42.11	$36.49	$5.62	15%
Contract mines (including purchased and processed)	52.69	50.54	2.15	4%
Total produced and processed	43.82	39.46	4.36	11%
Purchased and sold without processing	59.92	57.30	2.62	5%
Cost of coal sales per ton	$46.19	$43.21	$2.98	7%

Cost of Coal Sales. Our cost of coal sales increased by $198.5 million or $2.98 per ton, from $818.3 million, or $43.21 per ton, in the nine months ended September 30, 2005 to $1.017 billion, or $46.19 per ton, in the nine months ended September 30, 2006. The change in the mark-to-market open positions forward purchase contracts on the OTC market increased cost of sales by $1.8 million or $0.08 per ton in 2006. Approximately $101.5 million and $47.3 million, respectively, of the nine months ended September 30, 2006 costs were associated with our Callaway (acquired in October 2005) and Progress (acquired in May 2006) operations, respectively. Our cost of sales per ton of our produced and processed coal was $43.82 per ton in the nine months ended September 30, 2006 as compared to $39.46 per ton in the comparable period in 2005. This increase is partly attributable to lower production and productivity caused by poorer geological conditions and, an inexperienced workforce at some of our deep mines. Other cost increases were for mine supplies and repairs (including higher costs for diesel fuel), higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 4% in the current period as compared to the prior year period. Increased proportion of lower cost surface mine production partially offset the above cost increases. The cost of sales per ton of our purchased coal was $59.92 per ton in the first three quarters of 2006 and $57.30 per ton for the corresponding period of 2005. The $2.62 per ton increase in costs is mainly due to the general increase in coal prices since the first nine months of last year and the change in the mix of coal qualities purchased. Of these purchased tons, approximately 59% was blended with our produced and processed coal prior to resale. The mark-to-market adjustment on forward purchase contracts on the OTC market increased purchased coal cost per ton by $0.58 in 2006.

Freight and Handling Costs. Freight and handling costs increased to $143.1 million for the nine months ended September 30, 2006, an increase of $16.5 million compared with the nine months ended September 30, 2005 due to higher freight rates experienced during the nine months ended September 30, 2006 related to metallurgical customers. These increases were partially offset by a change in the mix of steam customers shipped which resulted in an average decrease of $0.35 per ton freight rate.

Cost of Other Revenues. Our cost of other revenues increased by 17% or $2.8 million in the first three quarters of 2006 when compared to the similar period in 2005 due to road construction costs partially offset by lower expenses at our subsidiary, Maxxim Rebuild Company and lower coal processing expenses. The margin (other revenues less cost of other revenues) on other revenues increased by $8.3 million in the first three quarters of 2006 when compared to the first nine months of 2005 due mainly to our road construction projects. This margin does not include related charges for depreciation and amortization.

Depreciation, Depletion and Amortization. DD&A increased $58.7 million, or 129%, to $104.3 million for the nine months ended September 30, 2006 as compared with the same period in 2005 due mainly to capital additions and the Nicewonder acquisition. DD&A per ton of coal sold increased from $2.40 per ton for the nine months ended September 30, 2005 to $4.74 per ton in the same period of 2006.

Selling, General and Administrative Expenses. These expenses decreased by $22.7 million to $52.2 million during the first nine months of 2006 over the corresponding period last year. Excluding our stock-based compensation charge of $14.2 million incurred in the first three quarters of 2006 and $43.2 million in 2005, these costs increased in the nine months ended September 30, 2006 by $6.3 million from the comparable period last year. The cost increase was mainly due to increases in professional fees related to the implementation of the Sarbanes Oxley Act of 2002, personnel and facilities costs to support our staffing requirements as a public company, and accruals related to a retention plan for key employees. As a percentage of revenue, these costs (excluding our stock-based compensation charge) were 2.62% and 2.82% for the first nine months of 2006 and 2005 respectively.

Interest Expense. Interest expense increased $12.4 million to $31.8 million during the nine months ended September 30, 2006 compared with the same period in 2005. The increase in interest expense is attributable to the additional debt we incurred to finance the Nicewonder acquisition and higher interest rates on our variable rate debt.

Table of Content

Interest Income. Interest income decreased by $0.2 million in the nine months ended September 30, 2006 over the nine months ended September 30, 2005. This decrease was attributable to less interest earned on a note due from a coal supplier as a result of repayments on the note.

Income Tax Expense: Our provision for income taxes related to continuing operations increased by $7.9 million from $15.1 million in the prior year’s first three quarters to $23.0 million in this year’s first nine months. Because the condensed consolidated statements of operations for the nine months ended September 30, 2005 include activity both prior to and after the Internal Restructuring and initial public offering, the total income tax provision in the prior period is the sum of the provisions for the pre- and post-restructuring periods.

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

Our effective tax rate of 26.2% for the first nine months of 2006 is significantly lower compared to the effective tax rate of 55.9% for the first nine months of 2005 primarily due to a greater stock-based compensation charge in 2005 which was not deductible for tax purposes offset by excess percentage depletion deductions.

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

Table of Content

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

At September 30, 2006, our available liquidity was $212.4 million, including cash of $11.5 million and $200.9 million available under our credit facility. Our total indebtedness was $428.4 million at September 30, 2006 a decrease of $57.4 million from the year ended December 31, 2005.

Our cash capital spending for the nine months ended September 30, 2006 was $110.5 million, and we currently project cash capital spending for the full year of 2006 of no more than $150.0 million. These forecasted expenditures will be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operations in the first nine months of 2006 was $148.3 million, an increase of $126.7 million from the $21.6 million of net cash provided by operations during the first nine months of 2005. This $126.7 million increase in cash provided by operations is due to an increase in net income of $56.1 million, an increase in non-cash charges of $42.8 million, a decrease in cash required for working capital of $22.9 million, and a decrease in other assets and liabilities of $4.5 million.

Net cash used by investing activities was $135.5 million during the first three quarters of 2006, $42.1 million more than the first three quarters of 2005 mainly due to increased capital expenditures for new mines and equipment in the amount of $14.6 million and the Progress acquisition of $28.3 million.

Net cash used in financing activities was $40.9 million in the nine months ended September 30, 2006 compared with cash provided by financing activities of $64.5 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2005, we completed our previously discussed Internal Restructuring and initial public offering. The proceeds from the IPO were used to repay shareholders’ notes issued as part of the Internal Restructuring. During the nine months ended September 30, 2006, we made payments on notes payable in the amount of $55.5 million, net repayment of $2.6 million of long-term debt and paid $2.4 million in distributions to former members of ANR Holding, LLC.

The combination of investing and financing activities exceeded cash generated by operations in the nine months ended September 30, 2006 leading to a decrease in cash and cash equivalents in the amount of $28.1 million.

Credit Facility and Long-term Debt

As of September 30, 2006, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30, 2006
10% Senior notes due 2012	$175,000
Term Loan	248,125
Capital lease obligation	1,689
Total long-term debt	424,814
Less current portion	3,239
Long-term debt, net of current portion	$421,575

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

Borrowings under our credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by Alpha NR Holding Inc. and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, and (2) with 100% of the net cash proceeds received by Alpha NR Holding Inc. and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

Table of Content

Analysis of Material Debt Covenants

We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of September 30, 2006. However, as a result of the delay in filing the second quarter report on form 10-Q, we requested and received a waiver from the majority of the lenders under our credit facility of the second-quarter 2006 reporting deadline and related provisions while we completed our filing obligations. Under our credit facility, we are required to furnish quarterly financial statements to the lenders within 45 days after the end of each of the first three fiscal quarters of each year.

The financial covenants in our credit facility require, among other things, that:

● Alpha NR Holding Inc. must maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to Adjusted EBITDA (as defined in the credit agreement), of not more than 4.00 at December 31, 2005, March 31, June 30, September 30 and December 31, 2006, 3.75 at March 31, June 30, September 30 and December 31, 2007 and 3.50 at March 31, 2008 and each quarter end thereafter with Adjusted EBITDA being computed using the most recent four quarters; and

● Alpha NR Holding Inc. must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA, to cash interest expense, of 2.50 or greater on the last day of any fiscal quarter.

Based upon Adjusted EBITDA (as defined in our credit agreement), Alpha NR Holding Inc.’s leverage ratio and interest coverage ratio for the twelve months ended September 30, 2006 were 1.52 (maximum of 3.50) and 8.17 (minimum of 2.50), respectively. Adjusted EBITDA, as defined in the credit agreement, is used to determine compliance with many of the covenants under the credit facility. The breach of covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration would also result in a default under our indenture.

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

	Three Months Ended December 31, 2006	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Twelve Month Ended September 30, 2006
	(in thousands)
Net income	$12,413	$27,212	$23,128	$14,544	$77,297
Interest expense, net of interest income	10,155	10,089	10,615	10,579	41,438
Income tax expense	3,812	9,620	8,676	4,744	26,852
Depreciation, depletion and amortization expenses	27,600	33,634	34,207	36,422	131,863
EBITDA	53,980	80,555	76,626	66,289	277,450

Stock-based compensation charge(1)	3,350	3,833	6,112	5,814	19,109
Other EBITDA Charges (1)	930	1,213	1,451	590	4,184
Callaway EBITDA before integration (1)	4,832	—	—	—	4,832
Adjusted EBITDA	$63,092	$85,601	$84,189	$72,693	$305,575
Leverage ratio(2)					1.52
Interest coverage ratio(3)					8.17

__________

(1) We are required to adjust EBITDA under our credit facility for the stock-based compensation charge, the EBITDA related to our Callaway operations before integration into Alpha’s system, and other minor EBITDA charges such as secondary offering costs, accretion expense, and amortization of deferred gains.

(2) Leverage ratio is defined as total debt (as defined by our credit facility, including overdrafts) divided by Adjusted EBITDA.

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

Table of Content

Outlook

While our business is subject to the general risks of the coal industry and specific individual risks, we believe that the long-term outlook for coal markets remains generally positive worldwide, however, there has recently been a slight softening of the market caused by a mild summer, increased coal production, a large inventory of natural gas and some railroad improvements. U.S. and worldwide coal demand fundamentals remain relatively tight due to high market demand as a result of electricity and steel production growth which is being stimulated by robust economies in the U.S. China, the Pacific Rim and Europe. The supply side is being limited by transportation constraints and production difficulties in some coal producing countries. Metallurgical coal is generally selling at a significant premium to steam coal, and we expect that pricing relationship to continue based upon the same assumptions made in the “Coal Pricing Trends and Uncertainties” section above.

More than 80% and 35% of our expected production in 2007 and 2008 respectively, including production from the operations we acquired in the Progress acquisition, are committed and have been priced as of October 18, 2006.

The availability of skilled miners and supervisors and the cost to attract and retain those people is an ongoing issue which we are addressing. This remains an area of concern particularly as related to individual productivity. We believe the industry will experience a drop-off in productivity until these new workers achieve a level of aptitude similar to that of more experienced miners.

We anticipate continued challenges with railroad service throughout the remainder of this year. We are working with our customers and the railroads in an effort to address these issues in a timely manner.

We expect continuing geological conditions and the productivity levels of inexperienced miners at some of our deep mines to impact production and cost in the fourth quarter.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and year-to-date periods ended September 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices, interest rates and customer credit.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. As of October 18, 2006, less than 20% and 65% of our estimated 2007 and 2008 expected production, respectively, including the operations we acquired in the Progress acquisition, was uncommitted. As compared to prior years, we have increased the proportion of our planned future production in 2006, 2007 and 2008 for which we have contracts to sell coal, which has the effect of lessening our market price risk. We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We are currently exploring the possibility in the future of using one or more different types of hedging instruments in order to lessen our market price risk for diesel fuel.

We purchase coal in the over-the-counter market (OTC) and directly from third parties to supplement and blend with our produced and processed coal in order to provide coal of the quality and quantity to meet certain of our customer’s requirements. We also sell in the OTC market to fix the price of uncommitted future production from our mines. Certain of these purchase and sale contracts meet the definition of a derivative instrument. Any derivative instruments that we hold are held for purposes other than trading. Our risk management policy prohibits the use of derivatives for speculative purpose. The use of purchase and sales contracts which are considered derivative instruments could materially affect our results of operations as a result of the requirement to mark them to market at the end of each reporting period. However, we believe that use of these instruments will not have a material adverse effect on our financial position or results of operations because these transactions account for only a small portion of our business.

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts at September 30, 2006 that are considered derivative instruments are summarized as follows:

Table of Content

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions)
	$40.00-$50.00	630,000	10/01/06-12/31/07	$(0.6)
	$51.00-$60.00	298,625	10/01/06-12/31/07	$(1.2)
		928,625		$(1.8)

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions)
	$45.00-$50.00	240,000	01/01/07-12/31/07	$(0.1)
	$51.00-60.00	590,000	10/01/06-12/31/07	$4.2
		830,000		$4.1

Interest Rate Risk

All of our borrowings under our revolving credit facility are at a variable rate, so we are exposed to rising interest rates in the United States. As of September 30, 2006, we have a $248.1 million term loan outstanding with a variable interest rate based upon the 3-month London InterBank Offered Rate (“LIBOR”). To lessen our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the “LIBOR” to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75%, at September 30, 2006) for a portion of our term loan. A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.2 million based on our variable rate borrowings as of September 30, 2006 in excess of the notional amount of the interest rate swap of $233.1 million at September 30, 2006.

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

Changes in internal control over financial reporting. In connection with our Sarbanes-Oxley Section 404 compliance project, during the fourth quarter of fiscal 2005 we began measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of accounting for fixed assets; the structure of our general ledger; security systems and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. During the first, second, and third quarters of 2006 we continued to make changes in our internal control over financial reporting and expect to continue to do so from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project.

As a part of our review, which we undertook as part of our period-end close procedures for the quarter ended June 30, 2006, of our accounting for certain third-party coal purchases and sales that we had previously treated as falling within the “normal purchases and normal sales” exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we reviewed our accounting policies and practices related to these third-party coal transactions, particularly in the OTC market. We identified certain forward purchase and forward sale contracts that do not qualify under the “normal purchases and normal sales” exception and we corrected our accounting policies and practices for these transactions and strengthened the related controls to ensure that for our unaudited interim financial statements as of and for the period ended June 30, 2006 and subsequent periods, including the period ended September 30, 2006, all such transactions that meet the definition of a derivative and do not meet the normal exception criteria will be either marked-to-market or accounted for as a hedge in accordance with SFAS No. 133.

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

Table of Content

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

Item 5. Other Information

On November 7, 2006, the AMCI Parties entered into a letter agreement (the “Stockholder Agreement Amendment”) that amends the terms of that certain Amended and Restated Stockholder Agreement dated as of October 26, 2005, as amended, by and among the Company, the AMCI Parties named therein and the other stockholders named therein (the “Stockholder Agreement”), to provide for the transfer, solely for bona fide estate planning purposes and subject to certain conditions, of certain unvested shares of common stock of the Company issued to certain employee stockholders. As of October 31, 2006, the AMCI Parties beneficially owned approximately 11% of the Company’s outstanding common stock. Hans J. Mende, a member of the Company’s board of directors, is affiliated with the AMCI Parties. Michael J. Quillen, Kevin S. Crutchfield, David C. Stuebe, Michael D. Brown, Vaughn R. Groves and Eddie W. Neely are executive officers of the Company who are also parties to the Stockholder Agreement. The preceding summary of the Stockholder Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Stockholder Agreement Amendment, which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index following the signature page of this quarterly report.
____________

Table of Content

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By: /s/ David C. Stuebe
Name: David C. Stuebe
Title:   Vice President and Chief Financial Officer

Date: November 9, 2006

Table of Content

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

10.1
Letter Agreement, dated September 1, 2006, between Alpha Natural Resources, Inc. and D. Scott Kroh (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 1, 2006).

10.2*
Letter Agreement, dated November 7, 2006, by the AMCI Parties, amending certain provisions of the Amended and Restated Stockholder Agreement dated as of October 26, 2005, as amended, by and among Alpha Natural Resources, Inc., the AMCI Parties named therein and the other stockholders named therein.

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

Table of Content