Form 10-Q
period 2007-06-30
Alpha Natural Resources, Inc.
filed 2007-08-09
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                             to
Commission File No. 1-32423
ALPHA NATURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0733940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Alpha Place, P.O. Box 2345, Abingdon, VA	24212
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2007 — 65,512,287.

Table Of Content

TABLE OF CONTENTS

Page
PART I

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Income (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37

PART II

Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 6. Exhibits	39
EX-10.1: 2005 Grant Stock Option Agreement
EX-10.2: 2004 Grant Stock Option Agreement
EX-10.3: Letter of Agreement with Michael D. Brown
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

Table Of Content

 Item 1. Financial Statements
ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,655	$33,256
Trade accounts receivable, net	146,525	171,195
Notes and other receivables	6,166	6,466
Inventories	90,447	76,844
Prepaid expenses and other current assets	39,574	50,893
Total current assets	291,367	338,654

Property, plant, and equipment, net	681,571	637,136
Goodwill	20,547	20,547
Other intangibles, net	10,185	11,720
Deferred income taxes	93,563	94,897
Other assets	48,965	42,839
Total assets	$1,146,198	$1,145,793

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,230	$3,254
Note payable	7,088	20,941
Bank overdraft	11,065	23,814
Trade accounts payable	68,217	75,986
Deferred income taxes	6,940	7,601
Accrued expenses and other current liabilities	84,901	90,594
Total current liabilities	181,441	222,190

Long-term debt, net of current portion	434,816	421,456
Workers’ compensation benefits	9,086	7,169
Postretirement medical benefits	53,669	50,712
Asset retirement obligation	81,611	69,495
Deferred gains on sale of property interests	3,429	3,885
Other liabilities	16,277	26,837
Total liabilities	780,329	801,744
Minority interest	980	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 100,000,000 shares authorized, 65,517,630 and 64,964,287 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	655	650
Additional paid-in capital	218,121	215,020
Accumulated other comprehensive loss	(14,381)	(19,019)
Retained earnings	160,494	147,398
Total stockholders’ equity	364,889	344,049

Total liabilities and stockholders’ equity	$1,146,198	$1,145,793

See accompanying notes to condensed consolidated financial statements.

Table Of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Coal revenues	$386,130	$437,323	$763,060	$861,854
Freight and handling revenues	41,588	50,935	84,799	97,327
Other revenues	6,548	8,053	13,778	19,470
Total revenues	434,266	496,311	861,637	978,651
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	320,807	345,505	630,062	676,391
Freight and handling costs	41,588	50,935	84,799	97,327
Cost of other revenues	4,768	5,445	10,396	13,396
Depreciation, depletion and amortization	37,855	34,207	73,644	67,841
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	13,982	18,013	27,221	34,652
Total costs and expenses	419,000	454,105	826,122	889,607

Income from operations	15,266	42,206	35,515	89,044

Other income (expense):
Interest expense	(10,030)	(10,786)	(20,023)	(21,063)
Interest income	457	171	1,094	358
Miscellaneous income, net	512	213	554	296
Total other income (expense), net	(9,061)	(10,402)	(18,375)	(20,409)
Income before income taxes and minority interest	6,205	31,804	17,140	68,635
Income tax expense	1,502	8,676	4,131	18,296
Minority interest	(44)	—	(87)	—
Net Income	$4,747	$23,128	$13,096	$50,339

Net income per share
Basic and diluted:	$0.07	$0.36	$0.20	$0.79

See accompanying notes to condensed consolidated financial statements.

Table Of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net income	$13,096	$50,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	73,644	67,841
Amortization of debt issuance costs	1,140	1,132
Accretion of asset retirement obligation	3,123	2,246
Change in fair value of derivative instruments	(840)	(4,336)
Share based compensation	4,064	9,945
Amortization of deferred gains on sales of property interests	(493)	(488)
Amortization of deferred gain on railroad incentives	—	(154)
Gain on sale of fixed assets, net	(1,650)	(134)
Loss on settlement of asset retirement obligation	—	322
Provision for non-recoupable advance royalties	189	469
Minority interest	(87)	—
Deferred income taxes	(854)	5,274
Other	196	116
Changes in operating assets and liabilities:
Trade accounts receivable	24,512	(12,198)
Notes and other receivables	(1,036)	4,558
Inventories	(6,857)	4,349
Prepaid expenses and other current assets	8,647	3,325
Other assets	(6,831)	(1,934)
Trade accounts payable	(6,339)	(20,891)
Accrued expenses and other current liabilities	(1,866)	(14,227)
Workers’ compensation benefits	1,941	(928)
Postretirement medical benefits	4,125	4,413
Asset retirement obligation	(3,327)	615
Other liabilities	(2,189)	773
Net cash provided by operating activities	102,308	100,427

Table Of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Investing activities:
Capital expenditures	$(71,655)	$(84,000)
Proceeds from disposition of property, plant, and equipment	2,559	264
Purchase of equity investment	(147)	(107)
Purchase of net assets of acquired companies	(43,890)	(28,273)
Collections on note receivable from coal supplier	—	3,000
Other	(630)	—

Net cash used in investing activities	(113,763)	(109,116)

Financing activities:
Repayments of notes payable	(13,853)	(50,232)
Proceeds from issuance of long-term debt	15,000	200,000
Repayments on long-term debt	(1,664)	(171,806)
Decrease in bank overdraft	(12,749)	(2,649)
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	—	(2,400)
Proceeds from exercise of stock options	120	954

Net cash used by financing activities	(13,146)	(26,133)

Net decrease in cash and cash equivalents	(24,601)	(34,822)

Cash and cash equivalents at beginning of period	33,256	39,622

Cash and cash equivalents at end of period	$8,655	$4,800

See accompanying notes to condensed consolidated financial statements.

Table Of Content

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
 (In thousands, except percentages and share data)

(1) Business and Basis of Presentation

Organization and Business

Alpha Natural Resources, Inc. and its operating subsidiaries (the “Company”) are engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the treasury method by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period. Restricted shares which have not vested at the end of the reporting period are excluded from the calculation of basic earning per share. The number of stock options which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive in the six months ended June 30, 2007 and 2006 was 1,010,502 and 1,109,693, respectively. The number of restricted shares which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive in the six months ended June 30, 2007 and 2006 was 698,327 and 741,455, respectively.

Table Of Content

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,747	$23,128	$13,096	$50,339

Denominator:
Weighted average shares — basic	64,588,324	64,012,586	64,583,769	63,907,353
Dilutive effect of stock options and restricted stock awards	253,374	182,153	205,733	151,109
Weighted average shares — diluted	64,841,698	64,194,739	64,789,502	64,058,462

Net income per basic and diluted share:	$0.07	$0.36	$0.20	$0.79

(3) Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Raw coal	$8,444	$8,868
Saleable coal	67,830	53,428
Equipment for resale	2,101	1,774
Materials and supplies	12,072	12,774

Total inventories	$90,447	$76,844

Table Of Content

(4) Long-Term Debt

     Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
Term loan	$246,250	$247,500
10% Senior notes due 2012	175,000	175,000
Capital lease obligations	1,096	1,510
Revolving credit facility	15,000	—
Other	700	700
Total long-term debt	438,046	424,710
Less current portion	3,230	3,254
Long-term debt, net of current portion	$434,816	$421,456

On June 28, 2007, the Company’s subsidiaries, Alpha NR Holding, Inc. (“Holdings”) and Alpha Natural Resources, LLC (“ANR LLC”), entered into an amendment and consent (the “Amendment”) to the Credit Agreement, dated as of October 26, 2005 (the “Credit Agreement”), among Holdings, ANR LLC (as borrower), the lenders and issuing banks party thereto from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the lenders and issuing banks. The Amendment amended the Credit Agreement to, among other things, permit the merger of Holdings into its direct parent, the Company.  The Company assumed the obligations of Holdings under the Credit Agreement and related guaranty and collateral agreement and became a parent guarantor of the 10% Senior Notes due 2012 co-issued by ANR LLC and Alpha Natural Resources Capital Corp in 2004. The Amendment also increased the maximum amount of permitted receivables financing from $75,000 to $150,000.

The Credit Agreement and the Senior Notes each place restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. At June 30, 2007, ANR LLC had net assets of $350,023 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends or repurchases of common stock of the Company, the net assets of ANR LLC are restricted.

All of the Company borrowings under the credit facility are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of June 30, 2007, the Company has a $246,250 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.36% at June 30, 2007) plus the applicable margin (1.75%, at June 30, 2007). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for a portion of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended June 30, 2007. Settlements paid on the swap agreement for the six months ended June 30, 2007 were $274. The fair value of the swap at June 30, 2007 is an obligation of $2,250 ($1,693 net of tax) and is reflected in other liabilities in the consolidated balance sheet. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

(5) Asset Retirement Obligation

At June 30, 2007 and December 31, 2006, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $90,025 and $77,292, respectively. The portion of the costs expected to be incurred within a year in the amounts of $8,414 and $7,797 at June 30, 2007 and December 31, 2006, respectively, are included in accrued expenses and other current liabilities. At June 29, 2007, the Company acquired certain coal mining assets and assumed certain obligations in West Virginia from Arch Coal, which included asset retirement obligations of $12,107. These regulatory obligations are secured by surety bonds in the amount of $145,642 at June 30, 2007 and $138,013 at December 31, 2006. Changes in the reclamation obligation were as follows:

Table Of Content

Total asset retirement obligation at December 31, 2006	$77,292

Accretion for the period	3,123
Sites added during the period	867
Expenditures for the period	(3,328)
Change in estimates during the period	(36)
Acquisition during the period	12,107
Total asset retirement obligation at June 30, 2007	$90,025

(6) Share-Based Compensation Awards

     Stock option activity for the six months ended June 30, 2007 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2006	1,137,398	$16.64
Forfeited/Cancelled	(114,841)	$15.57
Exercised	(12,055)	$13.77
Outstanding at June 30, 2007	1,010,502	$16.81	7.55

Exercisable at June 30, 2007	348,369	$17.11	7.55

The aggregate intrinsic value of options outstanding at June 30, 2007 was $4,022 and the aggregate intrinsic value of exercisable options was $1,282. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $70 and $243, respectively, and for the six months ended June 30, 2007 and 2006 was $70 and $361, respectively.  Cash received from the exercise of stock options during the three months ended June 30, 2007 and 2006 was $120 and $544, respectively, and $120 and $954 during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $3,879 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 2.53 years.

Restricted Stock Awards

Non-vested share award activity for the six months ended June 30, 2007 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2006	471,341	$21.34
Granted	606,277	12.75
Vested	(125,925)	21.04
Forfeited	(47,633)	15.18
Non-vested shares outstanding at June 30, 2007	904,060	$15.94

The fair value of non-vested share awards is estimated based on the average of the high and low market stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of June 30, 2007, there was $11,148 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 2.09 years.

Table Of Content

Performance Units

2007 Award

The Company granted 373,422 performance share awards during the first six months of 2007, of which 330,519 remain outstanding as of June 30, 2007. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2009, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123R and the Company has assessed the likelihood of achieving the performance goal as not probable at June 30, 2007. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At June 30, 2007, the Company has assessed the operating income and total shareholder return targets as probable of achievement. As of June 30, 2007, there was $3,779 of unamortized compensation cost related to the 2007 performance share awards which is expected to be recognized over the period ending December 31, 2009.

Share-based compensation expense measured in accordance with SFAS 123R totaled $1,393 ($1,048 on a net-of-tax basis, or $0.02 per basic and diluted share) and $6,112 ($4,600 on a net-of-tax basis, or $0.07 per basic and diluted share) for the three months ended June 30, 2007 and 2006, respectively.  Share-based compensation expense measured in accordance with SFAS 123R totaled $4,028 ($3,031 on a net-of-tax basis, or $0.05 per basic and diluted share) and $9,945 ($7,485 on a net-of-tax basis, or $0.12 per basic and diluted share) for the six months ended June 30, 2007 and 2006, respectively.

Approximately 70% of share-based compensation expense is reported as selling, general and administrative expenses, approximately 30% is reported as a component of cost of sales, and both are included in the Corporate and Eliminations category for segment reporting purposes (Note 10).  At June 30, 2007, approximately $192 of stock-based compensation costs was capitalized as a component of inventories. Under SFAS 123R, the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the periods ended June 30, 2007 and 2006.

(7) Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward sale and forward purchase contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS No. 133 as derivatives and records these contracts as assets or liabilities at fair value. These contracts do not currently qualify for hedge accounting. Accordingly, changes in fair value for forward sales and forward purchase contracts have been recorded in revenue and cost of sales, respectively. At June 30, 2007, the Company had unrealized gains (losses) on open sales and open purchase contracts of $1,817 and ($1,847), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into two financial diesel fuel swap agreements to reduce the volatility in the price of diesel fuel for its operations for the last six months of 2007. The diesel fuel swap agreements are not designated as a hedge for accounting purposes, and therefore the changes in the fair value for these contracts have been recorded in cost of sales. The unrealized gain or loss is recorded in other current assets or other current liabilities, respectively, depending upon the market value of the swap agreement.

Approximately 4,000 gallons or 29 percent of the Company's remaining anticipated 2007 fuel usage has been fixed with the swap agreements.  At June 30, 2007, the Company had unrealized gains on open purchased contracts of $1,018. This amount was recorded in other current assets in the consolidated balance sheet at June 30, 2007.

Table Of Content

 (8) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the Plan):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$536	$859	$1,496	$1,920
Interest cost	820	766	1,526	1,413
Amortization of net actuarial (gain) or loss	(47)	85	—	93
Amortization of prior service cost	599	489	1,167	1,136
Net periodic benefit cost	$1,908	$2,199	$4,189	$4,562

Employer contributions for postretirement medical benefits paid for the six months ended June 30, 2007 and 2006 were $65 and $0, respectively. Employee contributions are not expected to be made and the Plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions made to these plans for the three months and six months ended June 30, 2007 were $353 and $734, respectively.

(9) Related Party Transactions As of December 31, 2006

The Company had the following receivable balances from affiliated parties as of December 31, 2006:

December 31,
2006
AMCI	$5,097
Robindale Energy & Subsidiary	11
Total	$5,108

AMCI is no longer a related party. During 2006, AMCI sold a significant number of shares of Company common stock to reduce its holdings to below five percent and its designee on the Company's Board of Directors resigned effective January 3, 2007. Also, Robindale Energy is no longer a related party since its 50% owner is no longer the Company's Executive Vice President. As of December 31, 2006, $5,097 of receivables from AMCI is included in trade accounts receivable, net. The majority of the AMCI receivables as of December 31, 2006 relate to coal sales transactions in the normal course of business.

Table Of Content

 (10) Segment Information

     The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of June 30, 2007, consisted of 34 underground mines and 28 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses and the lime processing business recently acquired and being developed by the Company. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA which the Company defines as net income plus interest expense, income tax expense, depreciation, depletion and amortization, less interest income.

Operating segment results for the three months ended June 30, 2007 and segment assets as of June 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$430,456	$13,690	$(9,880)	$434,266
Depreciation, depletion, and amortization	36,504	1,064	287	37,855
EBITDA	66,795	871	(13,989)	53,677
Capital expenditures	26,200	235	643	27,078
Total assets	1,261,122	122,202	(237,126)	1,146,198

Operating segment results for the six months ended June 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$852,320	$28,546	$(19,229)	$861,637
Depreciation, depletion, and amortization	70,848	2,262	534	73,644
EBITDA	134,058	2,967	(27,225)	109,800
Capital expenditures	69,797	803	1,055	71,655
Total assets	1,261,122	122,202	(237,126)	1,146,198

Operating segment results the three months ended June 30, 2006 and segment assets as of June 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$489,605	$15,339	$(8,633)	$496,311
Depreciation, depletion, and amortization	32,072	1,435	700	34,207
EBITDA	92,998	2,209	(18,581)	76,626
Capital expenditures	32,430	60	71	32,561
Total assets	1,098,569	90,418	(135,495)	1,053,492

Operating segment results for the six months ended June 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$962,174	$34,825	$(18,348)	$978,651
Depreciation, depletion, and amortization	63,132	3,414	1,295	67,841
EBITDA	187,711	4,894	(35,424)	157,181
Capital expenditures	76,872	6,025	1,103	84,000
Total assets	1,098,569	90,418	(135,495)	1,053,492

Table Of Content

Reconciliation of total segment EBITDA to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total segment EBITDA	$53,677	$76,626	$109,800	$157,181
Interest expense	(10,030)	(10,786)	(20,023)	(21,063)
Interest income	457	171	1,094	358
Income tax expense	(1,502)	(8,676)	(4,131)	(18,296)
Depreciation, depletion and amortization	(37,855)	(34,207)	(73,644)	(67,841)
Net income	$4,747	$23,128	$13,096	$50,339

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $153,404 and $299,869 or approximately 35% of total revenues for each of the three months and six months ended June 30, 2007. Export revenues were $171,914 and $358,449 or approximately 35% and 37%, respectively, of total revenues for the three and six months ended June 30, 2006.

(11) Commitment and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of June 30, 2007 was $87,094. The amount of surety bonds currently outstanding related to the Company's reclamation obligations is presented in Note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $1,335. The estimated fair value of these guarantees is not significant.

 (b) Litigation

     The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the consolidated financial condition, results of operations and/or cash flows of the Company.

Table Of Content

 (12) Income Taxes

A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest and the actual income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal statutory income tax expense	$2,172	$11,131	$5,999	$24,023
Increases (reductions) in taxes due to:
Percentage depletion allowance	(1,682)	(5,077)	(3,807)	(9,941)
Extraterritorial income exclusion	—	(469)	—	(882)
Deduction for domestic production activities	6	(101)	(28)	(266)
State taxes, net of federal tax impact	94	806	288	1,771
Share-based compensation	201	1,199	385	2,229
Change in valuation allowance	651	986	1,142	989
Other, net	60	201	152	373

Income tax expense	$1,502	$8,676	$4,131	$18,296

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at December 31, 2006. On January 1, 2007, the Company had approximately $1,754 of unrecognized tax benefits accrued and of this amount $1,437 would affect the effective tax rate if recognized. The Company does not anticipate that total unrecognized benefits recorded as of January 1, 2007 will significantly change during 2007.

The Company's policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of January 1, 2007, the Company had not recorded any accrued interest expense since no additional cash taxes are projected to be due as a result of the uncertain tax positions.

Tax years 2005 and 2006 remain open to federal and state examination. The Internal Revenue Service initiated a corporate income tax audit during first quarter 2007 for the Company's 2005 tax year.  The audit is still in the initial stages. No adjustments have been proposed to date, and the Company expects the examination to last through the first quarter of 2008.

Table Of Content
(13) Comprehensive Income

 Total comprehensive income is as follows for the three months ended June 30, 2007:

Net Income	$4,747
Decrease in fair value of cash flow hedge, net of tax effect of $(1,384) for the period	(4,209)
Decrease in SFAS 158 adjustment related to postretirement medical and black lung obligations, net of tax effect of $(141) for the period	(409)
Total comprehensive income	$129

Total comprehensive income is as follows for the six months ended June 30, 2007:

Net Income	$13,096
Decrease in fair value of cash flow hedge, net of tax effect of $(1,231) for the period	(3,437)
Decrease in SFAS 158 adjustment related to postretirement medical and black lung obligations, net of tax effect of $(297) for the period	(880)
Total comprehensive income	$8,779

The following table summarizes the components of accumulated other comprehensive loss at June 30, 2007:

Fair value of cash flow hedge, net of tax effect of $557	$1,693
SFAS 158 adjustment related to black lung obligations, net of tax effect of $121	369
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $4,048	12,319
Total accumulated other comprehensive loss	$14,381

 (14) Mingo Logan Acquisition

On June 29, 2007, the Company completed the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan for $43,890 including working capital and assumed liabilities.  The Mingo Logan purchase consists of coal reserves, two mines and a load-out and processing plant and will be managed by Cobra Natural Resources, LLC, an indirect wholly- owned subsidiary of the Company.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets		$6,748
Property, plant, and equipment	$ $	44,947 4,402
Intangible assets
Total assets acquired		$56,097
Asset retirement obligation		$(12,107)
Other liabilities		$(100)
Total liabilities assumed		$(12,207)
Net assets acquired		$43,890

Estimates of fair value are subject to adjustment based upon completion of an independent third-party valuation.

Table Of Content

(15) New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 159 to determine the impact on the Company's financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. The Company is currently reviewing the provisions of the FSP to determine the impact on the Company’s financial statements.

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company's financial statements.

Table Of Content

(16) Supplemental Guarantor/Non-Guarantor Financial Information

On June 28, 2007, Holdings was merged into the Company and the Company assumed the obligations of Holdings under the Credit Agreement and related guaranty and collateral agreement and became a parent guarantor of the $175,000 10% Senior Notes due 2012 (the Senior Notes). The payment obligations under the Senior Notes, issued jointly by our subsidiary Alpha Natural Resources, LLC and its wholly-owned subsidiary Alpha Natural Resource Capital Corp. in 2004, are unsecured, but are guaranteed fully and unconditionally on a joint and several basis by the Company and all its subsidiaries other than the issuers of the notes and our recently formed subsidiary, Gallatin Materials, LLC.  The following financial information sets forth separate financial information with respect to the Company, the issuers, the guarantor subsidiaries and the non-guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$386,130	$-	$-	$386,130
Freight and handling revenues	-	-	41,588	-	-	41,588
Other revenues	-	-	6,548	-	-	6,548
Total revenue	-	-	434,266	-	-	434,266
Cost and expenses:
Cost of coal sales	-	-	320,807	-		320,807
Freight and handling costs	-	-	41,588	-	-	41,588
Cost of other revenue	-	-	4,172	596	-	4,768
Depreciation, depletion and amortization	-	-	37,853	2	-	37,855
Selling, general and administrative expenses	291	1,212	12,449	30	-	13,982
Total costs and expenses	291	1,212	416,869	628	-	419,000

Income from operations	(291)	(1,212)	17,397	(628)	-	15,266
Other income (expenses):
Interest expense	-	(10,057)	(111)	-	138	(10,030)
Interest income	37	348	210	-	(138)	457
Equity earnings	6,503	17,424	(584)	-	(23,343)	-
Miscellaneous income, net	-	-	512	-	-	512
Total other income (expense), net	6,540	7,715	27	-	(23,343)	(9,061)
Income (loss) before income taxes and minority interest	6,249	6,503	17,424	(628)	(23,343)	6,205
Income tax expense	1,502	-	-	-	-	1,502
Minority interest	-	-	-	(44)	-	(44)
Net income (loss)	$4,747	$6,503	$17,424	$(584)	$(23,343)	$4,747

Table Of Content

Unaudited Supplemental Condensed Consolidating Balance Sheet at June 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$3,016	$1,679	$3,960	$-	$8,655
Trade accounts receivable, net	-	-	146,525	-	-	146,525
Notes and other receivables	2,568	67,494	16,507	-	(80,403)	6,166
Inventories	-	-	90,447	-	-	90,447
Due from affiliates	-	-	329,621	-	(329,621)	-
Prepaid expenses and other current assets	4,316	730	34,414	114	-	39,574
Total current assets	6,884	71,240	619,193	4,074	(410,024)	291,367
Property, plant, and equipment, net	-	-	673,997	7,574	-	681,571
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,334	2,851	-	10,185
Deferred income taxes	88,839	4,724	-	-	-	93,563
Other assets	356,362	988,438	37,247	520	(1,333,602)	48,965
Total assets	$452,085	$1,064,402	$1,358,318	$15,019	$(1,743,626)	$1,146,198

Liabilities and Stockholder's/Member's Equity

Current liabilities:
Current portion of long-term debt	$-	$14,600	$68,230	-	$(79,600)	$3,230
Notes payable	-	7,088	-	-	-	7,088
Bank overdrafts	-	-	11,065	-	-	11,065
Due to affiliates	75,467	254,154	-	-	(329,621)	-
Trade accounts payable	-	72	67,495	650	-	68,217
Deferred income tax	6,940	-	-	-	-	6,940
Accrued expenses and other current liabilities	2,389	2,559	80,796	280	(1,123)	84,901
Total current liabilities	84,796	278,473	227,586	930	(410,344)	181,441
Long-term debt, net of current portion	-	433,750	366	4,533	(3,833)	434,816
Workers' compensation benefits	-	-	9,086	-	-	9,086
Postretirement medical benefits	-	-	53,669	-	-	53,669
Asset retirement obligation	-	-	81,611	-	-	81,611
Deferred gains on sales of property interest	-	-	3,429	-	-	3,429
Other liabilities	2,400	2,260	11,617	-	-	16,277
Total liabilities	87,196	714,483	387,364	5,463	(414,117)	780,329
Minority interest	-	-	-	980	-	980
Stockholders/member's equity	364,889	349,919	970,954	8,576	(1,329,449)	364,889
Total liabilities and stockholders/members equity	$452,085	$1,064,402	$1,358,318	$15,019	$(1,743,626)	$1,146,198

Table Of Content

Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$437,323	$-	$-	$437,323
Freight and handling revenues	-	-	50,935	-	-	50,935
Other revenues	-	-	8,053	-	-	8,053
Total revenue	-	-	496,311	-	-	496,311
Cost and expenses:
Cost of coal sales	-	-	345,505	-	-	345,505
Freight and handling costs	-	-	50,935	-	-	50,935
Cost of other revenue	-	-	5,445	-	-	5,445
Depreciation, depletion and amortization	-	-	34,207	-	-	34,207
Selling, general and administrative expenses	141	5,728	12,144	-	-	18,013
Total costs and expenses	141	5,728	448,236	-	-	454,105

Income from operations	(141)	(5,728)	48,075	-	-	42,206
Other income (expenses):
Interest expense	-	(10,772)	(93)	-	79	(10,786)
Interest income	52	78	120	-	(79)	171
Equity earnings	31,893	48,315	-	-	(80,208)	-
Miscellaneous income, net	-	-	213	-	-	213
Total other income (expense), net	31,945	37,621	240	-	(80,208)	(10,402)
Income (loss) before income taxes and minority interest	31,804	31,893	48,315	-	(80,208)	31,804
Income tax expense	8,676	-	-	-	-	8,676
Minority interest	-	-	-	-	-	-
Net income (loss)	$23,128	$31,893	$48,315	$-	$(80,208)	$23,128

Table Of Content

Unaudited Supplemental Condensed Consolidating Balance Sheet at December 31, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$27,101	$5,414	$741	$-	$33,256
Trade accounts receivable, net	-	-	171,195	-	-	171,195
Notes and other receivables	2,568	67,498	13,702	20	(77,322)	6,466
Inventories	-	-	76,844	-	-	76,844
Due from affiliates	-	-	276,063	-	(276,063)	-
Prepaid expenses and other current assets	3,337	1,437	46,119	-	-	50,893
Total current assets	5,905	96,036	589,337	761	(353,385)	338,654
Property, plant, and equipment, net	-	-	637,136	-	-	637,136
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,803	3,917	-	11,720
Deferred income taxes	88,644	6,253	-	-	-	94,897
Other assets	330,983	897,664	21,625	-	(1,207,433)	42,839
Total assets	$425,532	$999,953	$1,276,448	$4,678	$(1,560,818)	$1,145,793

Liabilities and Stockholder's/Member's Equity

Current liabilities:
Current portion of long-term debt	$-	$12,300	$68,254	-	$(77,300)	$3,254
Notes payable	-	20,941	-	-	-	20,941
Bank overdrafts	-	-	23,814	-	-	23,814
Due to affiliates	69,087	206,976	-	-	(276,063)	-
Trade accounts payable	-	144	75,534	308	-	75,986
Deferred income tax	7,601	-	-	-	-	7,601
Accrued expenses and other current liabilities	2,395	6,695	81,878	-	(374)	90,594
Total current liabilities	79,083	247,056	249,480	308	(353,737)	222,190
Long-term debt, net of current portion	-	420,000	756	700	-	421,456
Workers' compensation benefits	-	-	7,169	-	-	7,169
Postretirement medical benefits	-	-	50,712	-	-	50,712
Asset retirement obligation	-	-	69,495	-	-	69,495
Deferred gains on sales of property interest	-	-	3,885	-	-	3,885
Other liabilities	2,400	8,676	15,811	(50)	-	26,837
Total liabilities	81,483	675,732	397,308	958	(353,737)	801,744
Minority interest	-	-	-	-	-	-
Stockholders/member's equity	344,049	324,221	879,140	3,720	(1,207,081)	344,049
Total liabilities and stockholders/members equity	$425,532	$999,953	$1,276,448	$4,678	$(1,560,818)	$1,145,793

Table Of Content

Unaudited Supplemental Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$763,060	$-	$-	$763,060
Freight and handling revenues	-	-	84,799	-	-	84,799
Other revenues	-	-	13,778	-	-	13,778
Total revenue	-	-	861,637	-	-	861,637
Cost and expenses:
Cost of coal sales	-	-	630,062	-	-	630,062
Freight and handling costs	-	-	84,799	-	-	84,799
Cost of other revenue	-	-	9,057	1,339	-	10,396
Depreciation, depletion and amortization	-	-	73,642	2	-	73,644
Selling, general and administrative expenses	565	2,758	23,839	59	-	27,221
Total costs and expenses	565	2,758	821,399	1,400	-	826,122

Income from operations	(565)	(2,758)	40,238	(1,400)	-	35,515
Other income (expenses):
Interest expense	-	(20,078)	(181)	-	236	(20,023)
Interest income	74	887	369	-	(236)	1,094
Equity earnings	17,718	39,665	(1,313)	-	(56,070)	-
Miscellaneous income, net	-	2	552	-		554
Total other income (expense), net	17,792	20,476	(573)	-	(56,070)	(18,375)
Income (loss) before income taxes and minority interest	17,227	17,718	39,665	(1,400)	(56,070)	17,140
Income tax expense	4,131	-	-	-	-	4,131
Minority interest	-	-	-	(87)	-	(87)
Net income (loss)	$13,096	$17,718	$39,665	$(1,313)	$(56,070)	$13,096

Table Of Content

Unaudited Supplemental Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$861,854	$-	$-	$861,854
Freight and handling revenues	-	-	97,327	-	-	97,327
Other revenues	-	-	19,470	-	-	19,470
Total revenue	-	-	978,651	-	-	978,651
Cost and expenses:
Cost of coal sales	-	-	676,391	-		676,391
Freight and handling costs	-	-	97,327	-	-	97,327
Cost of other revenue	-	-	13,396	-	-	13,396
Depreciation, depletion and amortization	-		67,841	-	-	67,841
Selling, general and administrative expenses	552	9,972	24,128	-	-	34,652
Total costs and expenses	552	9,972	879,083	-	-	889,607

Income from operations	(552)	(9,972)	99,568	-	-	89,044
Other income (expenses):
Interest expense	-	(21,045)	(159)	-	141	(21,063)
Interest income	96	205	198	-	(141)	358
Equity earnings	69,091	99,943	-	-	(169,034)	-
Miscellaneous income, net	-	(40)	336	-		296
Total other income (expense), net	69,187	79,063	375	-	(169,034)	(20,409)
Income (loss) before income taxes and minority interest	68,635	69,091	99,943	-	(169,034)	68,635
Income tax expense	18,296	-	-	-	-	18,296
Minority interest	-	-	-	-	-	-
Net income (loss)	$50,339	$69,091	$99,943	$-	$(169,034)	$50,339

Table Of Content

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Net cash flows from operating activities	$(120)	$(23,482)	$122,081	$16	$3,813	$102,308

Cash flows from investing activities:
Capital expenditures	-	-	(64,081)	(7,574)	-	(71,655)
Proceeds from disposition of property, plant, & equipment	-	-	2,559	-	-	2,559
Equity investments	-	(110)	(7,019)	-	6,982	(147)
Purchase of acquired companies - Mingo Logan	-	-	(43,890)	-	-	(43,890)
Deferred acquisition costs	-	-		-	-	-
Other, net	-	-	(612)	(18)	-	(630)
Net cash flows from investing activities	-	(110)	(113,043)	(7,592)	6,982	(113,763)

Cash flows from financing activities:
Net draws (repayments) of notes payable	-	(13,829)	(24)	-	-	(13,853)
Proceeds from issuance of long-term debt	-	15,000	-	3,813	(3,813)	15,000
Repayments on long-term debt	-	(1,664)	-	-	-	(1,664)
Change in bank overdraft	-	-	(12,749)	-	-	(12,749)
Proceeds from exercise of stock options	120	-	-	-	-	120
Capital contributions from parent	-	-	-	6,982	(6,982)	-
Net cash flows from financing activities	120	(493)	(12,773)	10,795	(10,795)	(13,146)
Increase (decrease) in cash	-	(24,085)	(3,735)	3,219	-	(24,601)

Cash and cash equivalants at beginning of period	-	27,101	5,414	741	-	33,256
Cash and cash equivalants at end of period	$-	$3,016	$1,679	$3,960	$-	$8,655

Table Of Content

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Net cash flows from operating activities	$1,446	$(37,679)	$136,660	$-	$-	$100,427

Cash flows from investing activities:
Capital expenditures	-	-	(84,000)	-	-	(84,000)
Proceeds from disposition of property, plant, & equipment	-	-	264	-	-	264
Equity investments	-	(30)	(77)	-	-	(107)
Purchase of acquired companies - Progress	-	-	(28,273)	-	-	(28,273)
Other, net	-	-	3,000	-	-	3,000
Net cash flows from investing activities	-	(30)	(109,086)	-	-	(109,116)

Cash flows from financing activities:
Net draws (repayments) of notes payable	-	(50,250)	18	-	-	(50,232)
Proceeds from issuance of long-term debt	-	200,000	-	-	-	200,000
Repayments on long-term debt	-	(171,806)	-	-	-	(171,806)
Change in bank overdraft	-	-	(2,649)	-	-	(2,649)
Proceeds from exercise of stock options	954	-	-	-	-	954
Distributions to original shareholders of Alpha NR Holding	(2,400)	-	-	-	-	(2,400)
Capital contributions from parent	-	-	-	-	-	-
Net cash flows from financing activities	(1,446)	(22,056)	(2,631)	-	-	(26,133)
Increase (decrease) in cash	-	(59,765)	24,943	-	-	(34,822)

Cash and cash equivalants at beginning of period	-	46,669	(7,047)	-	-	39,622
Cash and cash equivalants at end of period	$-	$(13,096)	$17,896	$-	$-	$4,800

Table Of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

·	market demand for coal, electricity and steel;

·	future economic or capital market conditions;

·	weather conditions or catastrophic weather-related damage;

·	our production capabilities;

·	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

·	our ability to successfully integrate the operations we have acquired with our existing operations, as well as our ability to successfully integrate operations we may acquire in the future;

·	our plans and objectives for future operations and expansion or consolidation;

·	our relationships with, and other conditions affecting, our customers;

·	the progress of project construction plans and marketing agreements relating to Gallatin Materials, LLC;

·	timing of changes in customer coal inventories;

·	changes in, renewal of and acquiring new long-term coal supply arrangements;

·	inherent risks of coal mining beyond our control;

·	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

·	competition in coal markets;

·	railroad, barge, truck and other transportation performance and costs;

·	the geological characteristics of Central and Northern Appalachian coal reserves;

·	availability of mining and processing equipment and parts;

·	our assumptions concerning economically recoverable coal reserve estimates;

Table Of Content

·	availability of skilled employees and other employee workforce factors;

·	regulatory and court decisions;

·	future legislation and changes in regulations, governmental policies or taxes;

·	changes in postretirement benefit obligations;

·	our liquidity, results of operations and financial condition;

·	decline in coal prices;

·	forward sales and purchase contracts not accounted for as a hedge;

·	indemnification of certain obligations not being met;

·	continued funding of the road construction business;

·	disruption in coal supplies; and

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

Overview

We produce, process and sell steam and metallurgical coal (met coal) from eight regional business units, which, as of June 30, 2007, are supported by 34 active underground mines, 28 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and six month ended June 30, 2007, sales of steam coal were 4.3 and 8.6 million tons, respectively, and accounted for approximately 63% and 64%, respectively, of our coal sales volume. For the three and six months ended June 30, 2007, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.5 and 4.9 million tons, respectively, and accounted for approximately 37% and 36%, respectively, of our sales volume. Our sales of steam coal were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 35% of our coal sales volume in the first six months of 2007 was derived from sales made outside the United States, primarily in Egypt, Turkey, Belgium and India.

On June 29, 2007, the Company completed the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan for $43.9 million including working capital and assumed liabilities.  The Mingo Logan purchase consists of coal reserves, two mines and a load-out and processing plant and will be managed by Cobra Natural Resources, LLC, an indirect wholly owned subsidiary of the Company.

We also own 94% of Gallatin Materials, LLC (“Gallatin”), a lime manufacturing venture near Cincinnati, Ohio. Construction of the first of two lime plants has begun and is on schedule. Fabrication and site work has been ongoing since January and major component assembly is expected to continue for the next few months. The first of two planned kilns is targeted to start producing late this year, with about three-fourths of planned production already sold through 2012. We have funded our total contribution of $10.3 million as well as our loan requirement of $3.8 million for the project's first phase. In addition, we are providing a $2.6 million letter of credit to cover any potential cost overruns related to the project's first phase.  Approximately $7.3 million was spent on capital expenditures by Gallatin in the first six months of 2007.

Table Of Content

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

Our primary expenses are wages and benefits, supply costs, repair and maintenance expenditures, cost of contract mining services, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

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

Coal Pricing Trends, Uncertainties and Outlook.

Due to the softer market conditions we anticipated for the first half of 2007, we idled approximately a million tons of capacity last year in response to the decline in steam coal pricing.  In addition, we also purposely held back sales in the second quarter on the presumption that we would be able to take advantage of a strengthening met coal market.

We believe that difficult conditions for the coal markets this year are transitioning to more positive conditions in 2008 and 2009. Based on various data sources, we believe that a combination of reduced domestic coal production, higher net electrical generation by coal-burning utilities, reduced coal imports from South America and a surge in exports to Europe has led to a 20-25 million ton swing in the balance of coal supply and demand compared with last year, through mid-July.

We believe that these strengthening conditions helped our sales group obtain commitments during the second quarter of 2007 for approximately 3.5 million tons of thermal coal for 2008, with realizations ranging from $47 to $50 per ton for typical Central Appalachian specification coals, excluding sulfur or other premiums. Additionally, during the second quarter, we committed and priced close to one million tons of thermal coal for 2009 in excess of $50 per ton. Approximately 20 percent of planned thermal production remains uncommitted for 2008 and approximately 66 percent is uncommitted for 2009.

As the leading exporter of metallurgical coal from the U.S., we are pursuing opportunities to capitalize on tight global supplies and sustained buyer interest from a number of foreign countries. Strong global steel production, coupled with high ocean freight rates and weather and logistical problems encountered by Australian producers, has created opportunities for unplanned met sales overseas this year. We will use our high quality reserve base, blending capabilities and spot purchases of specific coal types to shift sales from the steam to the met markets. Year-to-date, our met sales have been running ahead of target, at 36 percent of overall sales. Three-fourths of our planned met coal production remains unpriced for next year.

As of July 17, 2007, we had 99 percent of this year’s total planned production of 24-25 million tons committed and priced.

Supply costs have stabilized in virtually all categories, and some have even declined with the exception of diesel fuel, which has allowed us to keep cost inflation to 1% year-over-year. Last year we called attention to geological and turnover issues that impacted our productivity and costs, particularly in our deep mines and that situation seems to be improving. Per-ton production costs for our 34 underground mines have been flat for the last two quarters driven by lower employee turnover that seems to be settling into the single digit range.

Table Of Content

Factors that may impact our future cost of coal production are:

•	The Miner Act and various other state legislation continue to place upward cost pressure on mine operators as they attempt to comply with the new statutes.
•
The recent ratification of the Bituminous Coal Operators and Associates new contract will increase the cost structures of mine operators who have United Mine Workers of America representation, which could impact the cost structures of non-represented workforces.

•
A recent court decision, initially impacting surface mining operations in the Huntington District of the U.S. Corps of Engineers, threatens to further slow the issuance of mining permits and constrain production. This decision could spread to other districts, including ones where we operate.

•
New technological advances in coal-to-gas and coal-to-liquids are increasing the demand for coal usage and could cause upward pressure on the demand for coal and increase the price we pay for purchased coal.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 and Item 1A “Risk Factors” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

     The following unaudited table reconciles EBITDA to net income, the most directly comparable GAAP measure.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)
Net income	$4,747	$23,128	$13,096	$50,339
Interest expense	10,030	10,786	20,023	21,063
Interest income	(457)	(171)	(1,094)	(358)
Income tax expense	1,502	8,676	4,131	18,296
Depreciation, depletion and amortization	37,855	34,207	73,644	67,841
EBITDA (1)	$53,677	$76,626	$109,800	$157,181

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

Table Of Content
Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Summary

     For the quarter ended June 30, 2007, we recorded revenues of $434.3 million compared to $496.3 million for the quarter ended June 30, 2006, a decrease of $62.0 million. Net income decreased from $23.1 million ($0.36 per diluted share) in the second quarter of 2006 to $4.7 million ($0.07 per diluted share) for the second quarter of 2007. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $53.7 million and $76.6 million in the second quarter of 2007 and 2006, respectively.

We sold 6.8 million tons of coal during the second quarter of 2007, 0.6 million less than the comparable period in 2006.  This decrease reflects the result of our planned reduction of about 1.0 million tons of production this year and our decision to hold back sales in this weak market.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, decreased from 21.0% in the second quarter of 2006 to 16.9% in the second quarter of 2007. Coal margin per ton was $9.55 in the second quarter of 2007, a 22.4% decrease from the second quarter of 2006. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.  The decrease in coal margin from our second quarter 2006 to the second quarter 2007 is the result of an 8% lower coal sales volume, a 4% decrease in our average coal sales revenue per ton and a 1% increase in our average cost of coal sales per ton.

     Revenues

	Three months Ended		Increase
	June 30,		(Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$386,130	$437,323	$(51,193)	(12%) %
Freight and handling revenues	41,588	50,935	(9,347)	(18%)
Other revenues	6,548	8,053	(1,505)	(19%)
Total revenues	$434,266	$496,311	$(62,045)	(13%)

Tons Sold:
Steam	4,326	4,893	(567)	(12%)
Metallurgical	2,515	2,567	(52)	(2%)
Total	6,841	7,460	(619)	(8%)

Coal sales realization per ton:
Steam	$47.76	$50.08	$(2.32)	(5%)
Metallurgical	71.39	74.90	(3.51)	(5%)
Total	$56.45	$58.62	$(2.17)	(4%)

     Coal Revenues.Coal revenues decreased by 12% ($51.2 million) for the quarter ended June 30, 2007 from the comparable period of 2006, driven by an 8% reduction in coal sales volume and a 4% decrease in sales realization from $58.62 per ton in the second quarter of 2006 to $56.45 per ton in the second quarter of 2007. The mark-to-market adjustment for certain forward sales contracts decreased revenue from the sale of steam coal by $1.1 million, or $0.25 per ton, in the second quarter of 2007. Our met coal realization per ton decreased by 5% from $74.90 per ton to $71.39 per ton, and steam coal realization per ton decreased by 5% from $50.08 to $47.76. Met coal sales accounted for 37% of our coal sales volume in the second quarter of 2007 compared with 34% in the second quarter of 2006. Total tons sold for the second quarter of 2007 were 6.8 million, including 2.5 million tons of met coal and 4.3 million of steam coal. Sales volume for the second quarter of 2006 was 7.5 million tons of which 2.6 million tons were met coal and 4.9 million were steam coal.  Steam coal sales for the second quarter 2007 were less than that for the second quarter of 2006 mainly due to our decision to idle capacity last year and hold back sales in response to a continued soft spot market.

Freight and Handling Revenues.Freight and handling revenues were $41.6 million for the three months ended June 30, 2007, a decrease of $9.3 million compared with the three months ended June 30, 2006 due to 0.6 million fewer tons sold as well as a decrease in the overall freight rate caused by a change in the mix of shipping point locations related to our steam customer base.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues decreased by $1.5 million mainly due to a decrease of $1.9 million in revenue from our road construction business partially offset by an increase in revenues from our coal processing and terminal operations of $0.5 million. Approximately $1.3 million of the decrease in road construction revenue was due to the completion of a portion of the King Coal Highway in West Virginia in September 2006.

Table Of Content

Costs and Expenses

	Three months ended		Increase
	June 30,		(Decrease)
	2007	2006	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$320,807	$345,505	$(24,698)	(7%)
Freight and handling costs	41,588	50,935	(9,347)	(18%)
Cost of other revenues	4,768	5,445	(677)	(12%)
Depreciation, depletion and amortization	37,855	34,207	3,648	11%
Selling, general and administrative expenses	13,982	18,013	(4,031)	(22%)
Total costs and expenses	$419,000	$454,105	$(35,105)	(8%)

Cost of coal sales per ton:
Company mines	$46.05	$42.73	$3.32	8%
Contract mines (including purchased and processed)	51.29	53.26	(1.97)	(4%)
Total produced and processed	46.98	44.39	2.59	6%
Purchased and sold without processing	46.31	57.82	(11.51)	(20%)
Cost of coal sales per ton	$46.90	$46.32	$0.58	1%

Cost of Coal Sales. Our cost of coal sales decreased by $24.7 million and increased by $0.58 per ton, from $345.5 million and  $46.32 per ton in the second quarter of 2006 to $320.8 million and $46.90 per ton in the second quarter of 2007. The mark-to-market adjustment for forward purchase contracts on the OTC market decreased cost of sales by $1.1 million, or $0.16 per ton. Our cost of coal sales per ton for our produced and processed coal was $46.98 per ton in the three months ended June 30, 2007 as compared to $44.39 per ton in the comparable period in 2006. This $2.59 per ton increase is attributable mainly to increased costs for labor and benefits, repairs and maintenance, mine supplies, cost of contract mining services and an increase in volume of coal purchased and processed. The cost of sales per ton of our purchased coal was $46.31 per ton in the second quarter of 2007 and $57.82 per ton for the corresponding period of 2006. This $11.51 per ton decrease in costs is mainly due to a change in the mix of coal qualities we purchased for resale as well as the current market condition which has exerted downward pricing pressures. We sold more met quality coal that we had previously purchased from third parties in the second quarter of 2006 than in the second quarter of 2007. Approximately 63% of our purchased coal sold during the second quarter of 2007 was blended with our produced and processed coal prior to resale.

Freight and Handling Costs.Freight and handling costs decreased to $41.6 million for the three months ended June 30, 2007, a decrease of $9.3 million compared with the three months ended June 30, 2006 due to 0.6 million fewer tons sold as well as a decrease in the overall freight rate caused by a change in the mix of shipping point locations related to our steam customer base. These costs are offset by equivalent revenues.

Cost of Other Revenues. Our cost of other revenues decreased by $0.7 million in the second quarter of 2007 compared with the second quarter of 2006 due to a decrease of $1.4 million of costs from our road construction business partially offset by an increase in costs associated with our Gallatin lime venture of $0.6 million. Approximately $0.6 million of the decrease in road construction cost was due to the completion of a portion of the King Coal Highway in West Virginia in September 2006; while approximately $0.5 million of the decrease is due to higher coal recovery compared with the second quarter of 2006 from our ongoing road project resulting in a higher allocation of shared costs from road construction to cost of coal sales.  The increase in cost from our Gallatin lime venture is primarily due to compensation charges related to the vesting of restricted stock compensation and other payroll costs. The margin from other revenues decreased by $0.8 million in the second quarter of 2007 when compared with the second quarter of 2006 mainly due to the reduced road construction operations and the additional cost associated with the Gallatin lime venture.
Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $3.6 million, or 11%, to $37.9 million for the three months ended June 30, 2007 as compared with the same period of 2006, due mainly to additional capital expenditures. Depreciation, depletion and amortization per ton increased from $4.59 per ton for the three months ended June 30, 2006 to $5.53 per ton in the same period of 2007.

Selling, General and Administrative Expenses.These expenses decreased by $4.0 million to $14.0 million in the second quarter of 2007 from $18.0 million in the second quarter of 2006. This decrease is mainly due to the decrease of $3.2 million of share-based compensation charges recorded in the second quarter of 2006 for restricted stock issued to management in connection with our initial public offering (IPO). These charges ended at December 31, 2006. As a percentage of revenues, these expenses were 3.2% and 3.6% for the second quarter of 2007 and 2006, respectively, including share-based compensation charges related to our IPO.

Table Of Content

Interest Expense. Interest expense decreased $0.8 million to $10.0 million during the second quarter of 2007 compared to the same period in 2006. The decrease in interest expense is attributable to our lower debt levels in the second quarter of 2007.

Interest Income. Interest income increased by $0.3 million in the three months ended June 30, 2007 from the three months ended June 30, 2006, mainly due to additional interest earned on invested cash.

Income Tax Expense. Income tax expense of $1.5 million was recorded for the three months ended June 30, 2007 on income before income taxes and minority interest of $6.2 million, which equates to an effective tax rate of 24.2%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes. Income tax expense of $8.7 million was recorded for the three months ended June 30, 2006 on income before income taxes and minority interest of $31.8 million, which equates to an effective rate of 27.3%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes and the portion of the share-based compensation charge associated with the issuance of common stock to management in connection with our IPO which is not deductible for tax purposes.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Summary

For the six months ended June 30, 2007, we recorded revenues of $861.6 million, compared to $978.7 million for the six months ended June 30, 2006, a decrease of $117.1 million. Net income decreased from $50.3 million ($0.79 per diluted share) in the 2006 period to $13.1 million ($0.20 per diluted share) for the 2007 period. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $109.8 million in the first half of 2007 and was $157.2 million the same period in 2006.

We sold 13.5 million tons of coal during the first half of 2007, 1.1 million less than the comparable period in 2006. We expected this decease due to our planned reduction of about 1.0 million ton of production this year and our decision to hold back sales due to a weak coal market in the period just ended. Coal margin decreased from 21.5% in 2006 to 17.4% in 2007. Coal margin per ton was $9.88 in the six months ended June 30, 2007, a 22.3% decrease from the first half of 2006.  The decrease in coal margin from our second quarter 2006 to the second quarter 2007 is the result of an 8% lower coal sales volume, a 4% decrease in our average coal sales revenue per ton and a 1% increase in our average cost of coal sales per ton.

Revenues

	Six months ended		Increase
	June 30,		(Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$763,060	$861,854	$(98,794)	(11%)
Freight and handling revenues	84,799	97,327	(12,528)	(13%)
Other revenues	13,778	19,470	(5,692)	(29%)
Total revenues	$861,637	$978,651	$(117,014)	(12%)

Tons Sold:
Steam	8,586	9,247	(661)	(7%)
Metallurgical	4,882	5,336	(454)	(9%)
Total	13,468	14,583	(1,115)	(8%)

Coal sales realization per ton:

Steam	$47.92	$49.57	$(1.65)	(3%)
Metallurgical	72.02	75.62	(3.60)	(5%)
Total	$56.66	$59.10	$(2.44)	(4%)

Table Of Content

Coal Revenues.Coal sales revenues decreased by 11% ($98.8 million) for the six months ended June 30, 2007 from the comparable period of 2006, driven by an 8% decrease in coal sales volume and a 4% decrease in sales realization from $59.10 per ton in the first six months of 2006 to $56.66 per ton in the first six months of 2007. The mark-to-market adjustment for certain forward sales contracts decreased revenues from the sale of steam coal by $4.3 million or $0.50 per ton in the first six months of 2007. Our met coal realization per ton decreased by 5% from $75.62 per ton to $72.02 per ton, and steam coal realization per ton decreased by 3% from $49.57 to $47.92.  Met coal sales accounted for 36% of our coal sales volume in the six months ended June 30, 2007 compared to 37% in the comparable period of 2006. Total tons sold during the first half of 2007 were 13.5 million, including 4.9 million tons of met coal and 8.6 million of steam coal. Sales volumes for the first half of 2006 were 14.6 million tons of which 5.3 million were met coal and 9.3 million were steam coal. Steam coal sales for the six months ended June 30, 2007 were less than that for the six month ended June 30, 2006 mainly due to a continued soft spot market where utility stock piles remained high due to mild weather conditions throughout the United States.  Met sales for the six months ended June 30, 2007 were less than that for the comparable period in 2006 due to stronger export sales resulting in higher volumes in the first quarter of 2006.  Also in early 2006, the lakes opened earlier, allowing an increase in Canadian met sales volume.

Freight and Handling Revenues.Freight and handling revenues decreased to $84.8 million for the six months ended June 30, 2007, a decrease of $12.5 million compared with the six months ended June 30, 2006 mainly due to 1.1 million fewer tons of coal sold as well as a decrease in the overall freight rate caused by a change in the mix of shipping point locations related to our steam customer base and lower export met coal shipments which generally have higher freight rates. These revenues are offset by equivalent costs and do not contribute to our profitability.

      Other Revenues. Other revenues decreased by $5.7 million mainly due to a decrease of $5.3 million in revenue from our road construction business and by a decrease in revenues from our Maxxim Rebuild operation of $1.0 million, partially offset by an increase in terminal and process fee revenue of $0.6 million.  Approximately $4.3 million of the decrease in road construction revenue was due to the completion of a portion of the King Coal Highway in West Virginia in September 2006.  Maxxim Rebuild has reduced its third-party selling activity which contributed to its reduced revenues.

     Costs and Expenses

	Six months ended		Increase
	June 30,		(Decrease)
	2007	2006	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$630,062	$676,391	$(46,329)	(7%)
Freight and handling costs	84,799	97,327	(12,528)	(13%)
Cost of other revenues	10,396	13,396	(3,000)	(22%)
Depreciation, depletion and amortization	73,644	67,841	5,803	9%
Selling, general and administrative expenses	27,221	34,652	(7,431)	(21%)
Total costs and expenses	$826,122	$889,607	$(63,485)	(7%)

Cost of coal sales per ton:
Company mines	$45.75	$41.66	$4.09	10%
Contract mines (including purchased and processed)	50.76	53.25	(2.49)	(5%)
Total produced and processed	46.60	43.48	3.12	7%
Purchased and sold without processing	48.17	62.27	(14.10)	(23%)
Cost of coal sales per ton	$46.78	$46.38	$0.40	1%

Cost of Coal Sales. Our cost of coal sales decreased by $46.3 million and increased $0.40 per ton, from $676.4 million and $46.38 per ton in the six months ended June 30, 2006 to $630.1 million and $46.78 per ton in the six months ended June 30, 2007. The mark-to-market adjustment for certain forward purchase contracts decreased cost of sales by $4.1 million or $0.30 per ton. Our cost of coal sales per ton for our produced and processed coal was $46.60 per ton in the six months ended June 30, 2007 as compared with $43.48 per ton in the comparable period in 2006. This increase is attributable mainly to increased costs for labor and benefits, repairs and maintenance, diesel fuel and other mine supplies, and cost of contract mining services partially offset by a decrease in cost of coal purchased and processed.  The cost of sales per ton for our purchased coal was $48.17 in the first half of 2007, and $62.27 per ton for the corresponding period of 2006. This $14.10 per ton decrease in costs is mainly due to a change in the mix of coal qualities we purchased for resale. We sold more met quality coal that we had previously purchased from third parties in the first half of 2006 than in the first half of 2007, in addition to downward pricing pressures caused by current market conditions. Approximately 62% of our purchased coal sold during the first half of 2007 was blended with our produced and processed coal prior to resale.

Table Of Content

Freight and Handling Costs.Freight and handling costs decreased to $84.8 million for the six months ended June 30, 2007, a decrease of $12.5 million compared with the six months ended June 30, 2006 due 1.1 million fewer tons sold as well as a decrease in the overall freight rate caused by a change in the mix of shipping point locations related to our steam customer base and lower export met coal shipments, which generally have higher freight rates.  These costs were offset by an equivalent amount of freight and handling revenue.

     Cost of Other Revenues. Our cost of other revenues decreased by $3.0 million in the six months of 2007 when compared with the six months of 2006 due to a decrease of $3.4 million of costs from our road construction business and a decrease in cost from our Maxxim Rebuild operation of $1.4 million, partially offset by an increase in costs associated with our Gallatin lime venture of $1.3 million and terminal, processing, and other costs of $0.5 million. Approximately $2.2 million of the decrease in road construction cost was due to the completion of a portion of the King Coal Highway in West Virginia in September 2006; while approximately $1.1 million of the decrease is due to higher coal recovery compared with the second quarter of 2006 from our ongoing road project resulting in a higher allocation of shared costs from road construction to cost of coal sales. Maxxim Rebuild has reduced its third-party activity and the corresponding costs. The increase in cost from our Gallatin lime venture is primarily due to compensation charges related to the vesting of restricted membership interest and bonus accruals. The margin from other revenues decreased by $2.7 million in the first six months of 2007 when compared with the same period of 2006 mainly due to the reduced road construction and Maxxim Rebuild operations and the additional cost associated with the Gallatin lime venture.

     Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $5.8 million, or 9%, to $73.6 million for the six months ended June 30, 2007 as compared with the same period in 2006 due mainly to the Progress acquisition in the second quarter of 2006 and additional capital expenditures. Depreciation, depletion, and amortization per ton of coal sold increased from $4.65 per ton for the six months ended June 30, 2006 to $5.47 per ton in the same period of 2007.

Selling, General and Administrative Expenses. These expenses decreased by $7.4 million to $27.2 million during the first six months of 2007 from the corresponding period in 2006. The cost decrease was mainly due to decreases in incentive compensation accruals, labor and related expenses and office supplies and maintenance costs, partially offset by an increase in professional fees. As a percentage of revenue, these costs (including our share-based compensation charge related to our IPO) were 3.2% and 3.5% for the first six months of 2007 and 2006, respectively.

Interest Expense. Interest expense decreased $1.0 million to $20.0 million during the six months ended June 30, 2007 compared with the same period in 2006. The decrease in interest expense is attributable to our lower debt levels in the first half of 2007.

Interest Income. Interest income increased by $0.7 million in the six months ended June 30, 2007 over the six months ended June 30, 2006, mainly due to additional interest earned on invested cash.

Income Tax Expense. Income tax expense of $4.1 million was recorded for the six months ended June 30, 2007 on income before income taxes and minority interest of $17.1 million, which equates to an effective rate of 24.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.  Income tax expense of $18.3 million was recorded for the six months ended June 30, 2006 on income before income taxes and minority interest of $68.6 million, which equates to an effective rate of 26.7%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges related to our IPO which are not deductible for tax purposes.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, to pay income taxes, and to service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other income and borrowings under our credit facility.

At June 30, 2007, we had available liquidity of $170.5 million, including cash of $8.7 million and $172.9 million available under our credit facility less checks issued in excess of bank balance (bank overdraft) of $11.1 million. Our total indebtedness was $445.1 million at June 30, 2007, a decrease of $0.5 million from the year ended December 31, 2006.

Our cash capital spending for the six months ended June 30, 2007 was $71.7 million and we currently project cash capital spending for the full year of 2007 to be between $105 and $130 million. These expenditures have been and are forecasted to be used to develop new mines, purchase of required safety equipment, replace or add equipment and to construct the first of two lime kilns for the Gallatin lime venture. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Table Of Content

On June 29, 2007, we completed the acquisition of certain coal mining assets in western West Virginia from affiliates of Arch Coal, Inc. known as Mingo Logan for approximately $43.9 million including working capital and assumed liabilities.

     Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2007 was $102.3 million, an increase of $1.9 million from the $100.4 million of net cash provided by operations during the six months ended June 30, 2006. Our cash requirements to fund operating assets and liabilities decreased by $42.9 million mainly driven by a reduction in our accounts receivable from the prior year period, partially offset by a decrease in net income of $37.2 million and a decrease in non-cash charges of $3.8 million.

Net cash used in investing activities was $113.8 million during the six months ended June 30, 2007, $4.7 million more than in the comparable period in 2006. We spent less on capital expenditures ($12.3 million) and more on the purchase of the net assets of acquired companies ($15.7 million).  There was an additional decrease of $3.6 million related to collections from coal suppliers and other investing costs as well as an increase in proceeds from disposition of property, plant and equipment of $2.3 million.

Net cash used in financing activities during the six months ended June 30, 2007 was $13.0 million compared with net cash used by financing activities of $26.1 million in the six months ended June 30, 2006. During the six months just ended compared to the equivalent period in 2006, we increased our debt by $21.5 million, decreased our bank overdraft by $10.1 million, and used cash of $1.6 million for other financing activities.

     Credit Facility and Long-term Debt

     As of June 30, 2007 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30,
2007
10% Senior notes due 2012	$175,000
Term Loan	246,250
Capital lease obligations	1,096
Revolving credit facility	15,000
Other	700
Total long-term debt	438,046
Less current portion	3,230
Long-term debt, net of current portion	$434,816

Our credit facility and the indenture governing our senior notes each impose certain restrictions on our subsidiaries, including restrictions on our subsidiaries' ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, the credit facility provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.

     Borrowings under our credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by the Company or its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions and (2) with 100% of the net cash proceeds received by the Company and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

On June 28, 2007, our subsidiaries, Alpha NR Holding, Inc. (“Holdings”) and Alpha Natural Resources, LLC (“ANR LLC”), entered into an amendment and consent (the “Amendment”) to the Credit Agreement, dated as of October 26, 2005 (the “Credit Agreement”), ANR LLC (as borrower), the lenders and issuing banks party there to from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the lenders and issuing banks. The Amendment amended the Credit Agreement to, among other things, permit the merger of Holdings into us, its direct parent.  We assumed the obligations of Holdings under the Credit Agreement and related guaranty and collateral agreement and became a parent guarantor of the 10% Senior Notes due 2012 co-issued by ANR LLC and Alpha Natural Resources Capital Corp in 2004. The Amendment also increased the maximum amount of permitted receivables financing from $75 million to $150 million.

Table Of Content

     Analysis of Material Debt Covenants

We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of June 30, 2007.

     The financial covenants in our credit facility require, among other things, that:

·
The Company must maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to EBITDA (as defined in the Credit Facility, (“Adjusted EBITDA”)), of not more than 3.75 at June 30, September 30 and December 31, 2007, and 3.50 at March 31, 2008 and each quarter end thereafter, with Adjusted EBITDA being computed using the most recent four quarters; and

·	The Company must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of 2.50 or greater on the last day of any fiscal quarter.

Based upon Adjusted EBITDA, the Company’s leverage ratio and interest coverage ratio (as such ratios are defined in the credit agreement) at June 30, 2007 were 1.77 and 6.78, respectively. Adjusted EBITDA is used in our credit facility to determine compliance with many of the covenants under the facility. A breach of the covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our credit facility would also result in a default under our indenture.

Adjusted EBITDA is defined in our credit facility as EBITDA, further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit facility, as shown in the table below. EBITDA (as defined in the credit agreement) is referred to herein and in the table below as “Adjusted EBITDA.” We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

Table Of Content

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2006	2006	2007	2007	2007
	(in thousands)
Net income	$14,544	$63,284	$8,349	$4,747	$90,924
Interest expense, net	10,579	9,652	9,356	9,573	39,160
Income tax expense (benefit)	4,744	(53,559)	2,629	1,502	(44,684)
Depreciation, depletion and amortization	36,422	36,588	35,789	37,855	146,654
EBITDA	66,289	55,965	56,123	53,677	232,054
Fair value of forward purchase and sales contracts	2,060	2,126	(449)	(391)	3,346
Other allowable adjustments	18	(1,108)	(71)	(1,098)	(2,259)
Accretion expense	1,226	1,402	1,556	1,566	5,750
Amortization of deferred gains	(257)	(97)	(228)	(265)	(847)
Share-based compensation charges	5,870	4,649	2,650	1,414	14,583
Adjusted EBITDA	$75,206	$62,937	$59,581	$54,903	$252,627
Leverage ratio(1)					1.77
Interest coverage ratio(2)					6.78

(1)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

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

Table Of Content

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates and assumptions.

New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 159 to determine the impact on our financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. We are currently reviewing the provisions of the FSP to determine the impact on our financial statements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

    In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

     We are exposed to market price risk in the normal course of selling coal. As of July 17, 2007, approximately 1% and 35% of our estimated 2007 and 2008 planned production, respectively, was uncommitted. We have been and will continue to be cautious not to commit to forward steam production in 2008 and 2009 that does not provide adequate returns to us.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We currently have two financial diesel fuel swap agreements to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales. As of June 30, 2007, approximately 4.0 million gallons, or 29%, of the Company's remaining anticipated 2007 fuel usage has been fixed with the swap agreements.

Table Of Content

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts at June 30, 2007 that are considered derivative instruments are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions) Asset/(Liability)
	$35.00-49.50	720,000	07/01/07-12/31/07	$(0.2)
	$49.50-56.00	301,310	07/01/07-12/31/07	$(1.6)
		1,021,310		$(1.8)

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions) Asset/(Liability)
	$50.00-60.00	122,079	07/01/07-12/31/07	$1.2
	$40.00-50.00	268,444	07/01/07-12/31/07	$.6
		390,523		$1.8

Interest Rate Risk

     All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of June 30, 2007, we have a $246.3 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.36% at June 30, 2007) plus an applicable margin (1.75% at March 31, 2007).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75%, at June 30, 2007) for a portion of our term loan.  A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.1 million based on our variable rate borrowing as of June 30, 2007 in excess of the notional amount of the interest rate swap of $ 233.1 million at June 30, 2007. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended June 30, 2007 was a liability of $2.3 million ($1.7 million net of tax).

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

Table Of Content

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

 Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Alpha Natural Resources, Inc. was held on May 22, 2007 at the Marriott MeadowView Conference Resort & Convention Center located at 1901 MeadowView Parkway, Kingsport, Tennessee.

At the Annual Meeting, the holders of the Company’s common stock elected the following nominees for director for a one-year term expiring at the annual meeting in 2008 and until their respective successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld
Mary Ellen Bowers	59,555,769	244,258

John S. Brinzo	50,680,688	9,119,339

E. Linn Draper, Jr.	50,713,835	9,086,192

Glenn A. Eisenberg	50,741,393	9,058,634

John W. Fox, Jr.	50,739,785	9,060,242

Michael J. Quillen	50,720,145	9,079,882

Ted G. Wood	47,169,181	12,630,846

     In addition, the holders of our common stock ratified the appointment of KPMG LLP to be our independent auditors for the fiscal year ending December 31, 2007:

Vote totals:
For:	59,505,100
Against:	241,958
Abstained:	52,969

 Item 6. Exhibits

     See the Exhibit Index following the signature page of this quarterly report

Table Of Content

 SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:/s/ David C. Stuebe
Name: David C. Stuebe
Title: Vice President and Chief Financial Officer

Date: August 09, 2007

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

10.1*	Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan, as amended and restated.

10.2*	Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan.

10.3*	Letter Agreement with Michael D. Brown, dated May 23, 2007.

10.4
Second Amendment and Consent, dated as of June 28, 2007, to Credit Agreement among Alpha NR Holding, Inc., Alpha Natural Resources, LLC, the Lenders and Issuing Banks party thereto from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the Lenders and Issuing Banks (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on July 5, 2006.)

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