Form 10-Q
period 2007-09-30
Alpha Natural Resources, Inc.
filed 2007-11-07
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 30, 2007 — 65,612,827

Page
PART I

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Income (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	33

PART II

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	33
EX-10.1: Description of Compensation Payable to Independent Directors
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

 Item 1. Financial Statements
ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,267	$33,256
Trade accounts receivable, net	194,599	171,195
Notes and other receivables	5,959	6,466
Inventories	76,718	76,844
Prepaid expenses and other current assets	29,843	50,893
Total current assets	323,386	338,654

Property, plant, and equipment, net	665,034	637,136
Goodwill	20,547	20,547
Other intangibles, net	9,882	11,720
Deferred income taxes	95,555	94,897
Other assets	57,147	42,839
Total assets	$1,171,551	$1,145,793

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,154	$3,254
Note payable	—	20,941
Bank overdraft	582	23,814
Trade accounts payable	91,368	75,986
Deferred income taxes	6,012	7,601
Accrued expenses and other current liabilities	89,810	90,594
Total current liabilities	190,926	222,190

Long-term debt, net of current portion	427,574	421,456
Workers’ compensation benefits	9,553	7,169
Postretirement medical benefits	55,654	50,712
Asset retirement obligation	84,058	69,495
Deferred gains on sale of property interests	3,215	3,885
Other liabilities	27,024	26,837
Total liabilities	798,004	801,744
Minority interest	1,255	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 100,000,000 shares authorized, 65,537,896 and 64,964,287 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	655	650
Additional paid-in capital	221,327	215,020
Accumulated other comprehensive loss	(19,133)	(19,019)
Retained earnings	169,443	147,398
Total stockholders’ equity	372,292	344,049

Total liabilities and stockholders’ equity	$1,171,551	$1,145,793
                See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Coal revenues	$438,618	$420,179	$1,201,678	$1,282,0332
Freight and handling revenues	58,384	45,805	143,183	143,132
Other revenues	10,137	9,134	23,915	28,604
Total revenues	507,139	475,118	1,368,776	1,453,769
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	361,704	340,440	991,766	1,016,831
Freight and handling costs	58,384	45,805	143,183	143,132
Cost of other revenues	7,860	5,774	18,256	19,170
Depreciation, depletion and amortization	43,926	36,422	117,570	104,263
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	14,466	16,837	41,687	51,489
Total costs and expenses	486,340	445,278	1,312,462	1,334,885

Income from operations	20,799	29,840	56,314	118,884

Other income (expense):
Interest expense	(10,101)	(10,735)	(30,124)	(31,798)
Interest income	265	156	1,359	514
Miscellaneous income, net	281	27	835	323
Total other income (expense), net	(9,555)	(10,552)	(27,930)	(30,961)
Income before income taxes and minority interest	11,244	19,288	28,384	87,923
Income tax expense	2,363	4,744	6,494	23,040
Minority interest	(68)	—	(155)	—
Net Income	$8,949	$14,544	$22,045	$64,883

Net income per share
Basic and diluted:	$0.14	$0.23	$0.34	$1.01
                See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net income	$22,045	$64,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	117,570	104,263
Amortization of debt issuance costs	1,725	1,712
Accretion of asset retirement obligation	4,960	3,472
Change in fair value of derivative instruments	(2,253)	(2,277)
Share based compensation	6,747	15,815
Amortization of deferred gains on sales of property interests	(707)	(745)
Amortization of deferred gain on railroad incentives	—	(154)
Gain on sale of fixed assets, net	(2,200)	(621)
Loss on settlement of asset retirement obligation	634	322
Provision for non-recoupable advance royalties	562	469
Minority interest	(155)	—
Deferred income taxes	(2,211)	7,189
Other	267	628
Changes in operating assets and liabilities:
Trade accounts receivable	(23,562)	(25,307)
Notes and other receivables	(1,429)	3,664
Inventories	9,605	15,620
Prepaid expenses and other current assets	18,376	5,848
Other assets	(15,787)	(3,162)
Trade accounts payable	16,400	(33,154)
Accrued expenses and other current liabilities	5,215	(17,284)
Workers’ compensation benefits	2,262	1,038
Postretirement medical benefits	6,274	6,683
Asset retirement obligation	(4,915)	(1,837)
Other liabilities	3,829	1,252
Net cash provided by operating activities	163,252	148,317

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Investing activities:
Capital expenditures	$(101,491)	$(110,538)
Proceeds from disposition of property, plant, and equipment	3,734	1,060
Purchase of equity investment	(403)	(228)
Purchase of net assets of acquired companies	(43,908)	(28,273)
Collections on note receivable from coal supplier	—	3,000
Other	(612)	(501)

Net cash used in investing activities	(142,680)	(135,480)

Financing activities:
Repayments of notes payable	(20,941)	(55,477)
Proceeds from issuance of long-term debt	21,400	287,000
Repayments on long-term debt	(15,382)	(289,585)
Increase (decrease) in bank overdraft	(23,232)	18,574
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	—	(2,400)
Proceeds from exercise of stock options	594	953

Net cash used by financing activities	(37,561)	(40,935)

Net decrease in cash and cash equivalents	(16,989)	(28,098)

Cash and cash equivalents at beginning of period	33,256	39,622

Cash and cash equivalents at end of period	$16,267	$11,524
                See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 (2) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the treasury method by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period. Restricted shares which have not vested at the end of the reporting period are excluded from the calculation of basic earnings per share. The number of stock options which were not included in the calculation of diluted earnings per share, because to do so would have been antidilutive, in the nine months ended September  30, 2007 and 2006 was 983,890 and 1,118,976, respectively. The number of restricted shares which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive in the nine months ended September  30, 2007 and 2006 was 639,172 and 554,876, respectively.

  The computations of basic and diluted net income per share are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$8,949	$14,544	$22,045	$64,883

Denominator:
Weighted average shares — basic	64,602,4144	64,191,811	64,590,052	64,003,215
Dilutive effect of stock options and restricted stock awards	393,111	22,921	244,987	105,551
Weighted average shares — diluted	64,995,525	64,214,732	64,835,039	64,108,766

Net income per basic and diluted share:	$0.14	$0.23	$0.34	$1.01

(3) Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Raw coal	$8,917	$8,868
Saleable coal	53,602	53,428
Equipment for resale	1,719	1,774
Materials and supplies	12,480	12,774

Total inventories	$76,718	$76,844

(4) Long-Term Debt

  Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
Term loan	$245,625	$247,500
10% Senior notes due 2012	175,000	175,000
Capital lease obligations	903	1,510
Gallatin project financing	8,500	—
Other	700	700
Total long-term debt	430,728	424,710
Less current portion	3,154	3,254
Long-term debt, net of current portion	$427,574	$421,456

    On June 28, 2007, the Company’s subsidiaries, Alpha NR Holding, Inc. (“Holdings”) and Alpha Natural Resources, LLC (“ANR LLC”), entered into an amendment and consent (the “Amendment”) to the Credit Agreement, dated as of October 26, 2005 (as amended, the “Credit Agreement”), among Holdings, ANR LLC (as borrower), the lenders and issuing banks party thereto from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the lenders and issuing banks. The Amendment amended the Credit Agreement to, among other things, permit the merger of Holdings into its direct parent, the Company.  The Company assumed the obligations of Holdings under the Credit Agreement and related guaranty and collateral agreement and became a parent guarantor of the $175,000 10% Senior Notes due 2012 co-issued by ANR LLC and Alpha Natural Resources Capital Corp in 2004 (the “Senior Notes”). The Amendment also increased the maximum amount of permitted receivables financing from $75,000 to $150,000.

The Credit Agreement and the Senior Notes each place restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. At September 30, 2007, ANR LLC had net assets of $358,958 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends or repurchases of common stock of the Company, the net assets of ANR LLC are restricted.

All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of September 30, 2007, the Company has a $245,625 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.23% at September 30, 2007) plus the applicable margin (1.75%, at September 30, 2007). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for a portion of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended September 30, 2007.  The fair value of the swap at September 30, 2007 is an obligation of $8,740 ($6,577 net of tax) and is reflected in other liabilities in the consolidated balance sheet. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

Gallatin Materials, LLC (“Gallatin”), the Company’s subsidiary, entered into a non-recourse senior loan agreement with Nedbank on December 28, 2006 to provide phase one project financing for the construction of assets in the amount of $20,600 at an interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5% at September 30, 2007.  The final maturity date is April 30, 2016. During the third quarter Gallatin borrowed $8,500 under this credit agreement.

(5) Asset Retirement Obligation

     At September 30, 2007 and December 31, 2006, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $91,870 and $77,292, respectively. The portion of the costs expected to be incurred within a year in the amounts of $7,812 and $7,797 at September 30, 2007 and December 31, 2006, respectively, are included in accrued expenses and other current liabilities. On June 29, 2007, the Company acquired certain coal mining assets and assumed certain obligations in West Virginia from Arch Coal, which included asset retirement obligations of $12,107.

  These regulatory obligations are secured by surety bonds in the amount of $145,602 at September 30, 2007 and $138,013 at December 31, 2006. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2006	$77,292
Accretion for the period	4,961
Sites added during the period	1,828
Expenditures for the period	(4,916)
Change in estimates during the period	598
Acquisition during the period	12,107
Total asset retirement obligation at September 30, 2007	$91,870

(6) Share-Based Compensation Awards

      Stock option activity for the nine months ended September 30, 2007 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2006	1,137,398	$16.64
Forfeited/Cancelled	(114,841)	15.57
Exercised	(36,639)	16.15
Outstanding at September 30, 2007	985,918	$16.78	7.30

Exercisable at September 30, 2007	358,955	$16.89	7.30

    The aggregate intrinsic value of options outstanding at September 30, 2007 was $6,359 and the aggregate intrinsic value of exercisable options was $2,276. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $130 and $0, respectively, and for the nine months ended September 30, 2007 and 2006 was $200 and $243, respectively.  Cash received from the exercise of stock options during the three months ended September 30, 2007 and 2006 was $473 and $0, respectively, and $592 and $953 during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, $3,485 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 2.27 years.

Restricted Stock Awards

 Non-vested share award activity for the nine months ended September 30, 2007 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2006	471,341	$21.34
Granted	610,102	12.79
Vested	(125,925)	21.04
Forfeited	(73,387)	15.60
Non-vested shares outstanding at September 30, 2007	882,131	$15.92

The fair value of non-vested share awards is estimated based on the average of the high and low market stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of September 30, 2007, there was $9,675 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 1.86 years.

Performance Units

2007 Award

The Company granted 377,247 performance share awards during the first nine months of 2007, of which 334,344 remain outstanding as of September 30, 2007. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2009, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123R and the Company has assessed the likelihood of achieving the performance goal as not probable at September 30, 2007. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At September 30, 2007, the Company has assessed the operating income and total shareholder return targets as probable of achievement. As of September 30, 2007, there was $3,615 of unamortized compensation cost related to the 2007 performance share awards which is expected to be recognized over the period ending December 31, 2009.

Share-based compensation expense measured in accordance with SFAS No. 123R totaled $2,683 ($2,019 on a net-of-tax basis, or $0.03 per basic and diluted share) and $5,870 ($5,138 on a net-of-tax basis, or $0.08 per basic and diluted share) for the three months ended September 30, 2007 and 2006, respectively.  Share-based compensation expense measured in accordance with SFAS No. 123R totaled $6,748 ($5,079 on a net-of-tax basis, or $0.08 per basic and diluted share) and $15,815 ($14,143 on a net-of-tax basis, or $0.22 per basic and diluted share) for the nine months ended September 30, 2007 and 2006, respectively.

Approximately 60% of share-based compensation expense is reported as selling, general and administrative expenses, approximately 40% is reported as a component of cost of sales, and both are included in the Corporate and Eliminations category for segment reporting purposes (Note 10).  At September 30, 2007, approximately $127 of stock-based compensation costs was capitalized as a component of inventories. Under SFAS No. 123R, the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the periods ended September 30, 2007 and 2006.

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

The Company accounts for certain forward sale and forward purchase contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS No. 133 as derivatives and records these contracts as assets or liabilities at fair value. These contracts do not currently qualify for hedge accounting. Accordingly, changes in fair value for forward sales and forward purchase contracts have been recorded in revenue and cost of sales, respectively. At September 30, 2007, the Company had unrealized gains (losses) on open sales and open purchase contracts of $2,012 and ($431), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

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

Approximately 2,000 gallons or 29 percent of the Company's remaining anticipated 2007 fuel usage has been fixed with the swap agreements.  At September 30, 2007, the Company had unrealized gains on open purchased contracts of $1,069. This amount was recorded in other current assets in the consolidated balance sheet at September 30, 2007.

 (8) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the Plan):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$835	$960	$2,331	$2,880
Interest cost	763	706	2,289	2,119
Amortization of net actuarial (gain) or loss	—	47	—	140
Amortization of prior service cost	583	568	1,750	1,704
Net periodic benefit cost	$2,181	$2,281	$6,370	$6,843

Employer contributions for postretirement medical benefits paid for the nine months ended September 30, 2007 and 2006 were $95 and $0, respectively. Employee contributions are not expected to be made and the Plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions that the Company made to these plans were $345 and $7 for the quarters ended September 30, 2007 and 2006, respectively, and $1,080 and $22 for the nine months ended September 30, 2007 and 2006, respectively.

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

(10) Segment Information

    The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of September 30, 2007, consisted of 33 underground mines and 25 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, leasing of mineral rights, road construction and lime processing businesses.  Also included in the All Other category are minimal rights owned by our subsidiaries which are leased to subsidiaries in the Coal Operations segment and to third parties.  The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, which the Company defines as net income plus interest expense, income tax expense, depreciation, depletion and amortization, less interest income.
Operating segment results for the three months ended September 30, 2007 and segment assets as of September 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$500,823	$15,367	$(9,051)	$507,139
Depreciation, depletion, and amortization	42,175	1,337	414	43,926
EBITDA	76,931	2609	(14,466)	65,074
Capital expenditures	20,908	8,856	72	29,836
Total assets	1,316,333	107,671	(252,453)	1,171,551

Operating segment results for the nine months ended September 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,353,143	$43,913	$(28,280)	$1,368,776
Depreciation, depletion, and amortization	113,023	3,599	948	117,570
EBITDA	210,989	5,576	(41,691)	174,874
Capital expenditures	83,077	17,287	1,127	101,491

Operating segment results for the three months ended September 30, 2006 and segment assets as of September 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$467,336	$20,395	$(12,613)	$475,118
Depreciation, depletion, and amortization	34,705	1,437	280	36,422
EBITDA	79,626	3,454	(16,791)	66,289
Capital expenditures	26,355	183	—	26,538
Total assets	1,116,412	88,843	(157,596)	1,047,659

Operating segment results for the nine months ended September 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,429,510	$55,220	$(30,961)	$1,453,769
Depreciation, depletion, and amortization	97,837	4,851	1,575	104,263
EBITDA	267,337	8,348	(52,215)	223,470
Capital expenditures	103,227	6,208	1,103	110,538

Reconciliation of total segment EBITDA to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total segment EBITDA	$65,074	$66,289	$174,874	$223,470
Interest expense	(10,101)	(10,735)	(30,124)	(31,798)
Interest income	265	156	1,359	514
Income tax expense	(2,363)	(4,744)	(6,494)	(23,040)
Depreciation, depletion and amortization	(43,926)	(36,422)	(117,570)	(104,263)
Net income	$8,949	$14,544	$22,045	$64,883

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $207,743 and $507,612 or approximately 41% and 37%, respectively, of total revenues for each of the three months and nine months ended September 30, 2007. Export revenues were $164,828 and $523,277 or approximately 35% and 36%, respectively, of total revenues for the three and nine months ended September 30, 2006.

(11) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of September 30, 2007 was $92,195. The amount of surety bonds currently outstanding related to the Company's reclamation obligations is presented in Note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $1,117. The estimated fair value of these guarantees is not significant.

 (b) Litigation

The Company is a party to a number of legal proceedings incident to its normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon the consolidated cash flows, results of operations or financial condition of the Company.

Nicewonder Litigation
The Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and our wholly-owned indirect subsidiary Nicewonder Contracting, Inc. ("NCI") in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws.  The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act.  The most likely remedy is a directive that the contract be renegotiated for such payment.  In that renegotiation, the WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling.  As of September 30, 2007, the Company recorded a $5.9 million long-term receivable for the recovery of these costs from WVDOH and a $5.9 million long-term liability for the obligations under the ruling.

(12) Income Taxes

A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest and the actual income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Federal statutory income tax expense	$3,936	$6,750	$9,935	$30,773
Increases (reductions) in taxes due to:
Percentage depletion allowance	(4,476)	(5,728)	(8,283)	(15,669)
Extraterritorial income exclusion	—	(536)	—	(1,418)
Deduction for domestic production activities	24	133	(4)	(133)
State taxes, net of federal tax impact	(34)	840	254	2,611
Non-deductible share-based compensation	85	1,369	470	3,598
Change in valuation allowance	2,623	1,472	3,765	2,461
Other, net	205	444	357	817

Income tax expense	$2,363	$4,744	$6,494	$23,040

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at December 31, 2006. On January 1, 2007, the Company had approximately $1,754 of unrecognized tax benefits accrued and of this amount $1,437 would affect the effective tax rate if recognized. The Company does not anticipate that total unrecognized benefits recorded as of January 1, 2007 will significantly change during the twelve months following September 30, 2007.

The Company's policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of September 30, 2007, the Company had not recorded any accrued interest expense since no additional cash taxes are projected to be due as a result of the uncertain tax positions.

Tax years 2005 and 2006 remain open to federal and state examination. The Internal Revenue Service initiated a corporate income tax audit during first quarter 2007 for the Company's 2005 tax year.  The audit is still ongoing. No adjustments have been proposed to date, and the Company expects the examination to last through the first quarter of 2008.

(13) Comprehensive Income

 Total comprehensive income is as follows for the three months ended September 30, 2007:

Net Income	$8,949
Change in fair value of cash flow hedge, net of tax effect of $(1,606) for the period	(4,885)
Change in SFAS No. 158 adjustment related to postretirement medical and black lung obligations, net of tax effect of $44 for the period	133
Total comprehensive income	$4,197

Total comprehensive income is as follows for the nine months ended September 30, 2007:

Net Income	$22,045
Change in fair value of cash flow hedge, net of tax effect of $(375) for the period	(1,142)
Change in SFAS No. 158 adjustment related to postretirement medical and black lung obligations, net of tax effect of $341 for the period	1,028
Total comprehensive income	$21,931

The following table summarizes the components of accumulated other comprehensive loss at September 30, 2007:

Fair value of cash flow hedge, net of tax effect of $2,162	$6,578
SFAS No. 158 adjustment related to black lung obligations, net of tax effect of $118	360
SFAS No. 158 adjustment related to postretirement medical obligations, net of tax effect of $4,006	12,195
Total accumulated other comprehensive loss	$19,133

 (14) Mingo Logan Acquisition

    On June 29, 2007, the Company completed the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan for $43,890 including working capital and assumed liabilities.  The Mingo Logan purchase consists of coal reserves, two mines and a load-out and processing plant and will be managed by Cobra Natural Resources, LLC, an indirect wholly-owned subsidiary of the Company.  The Company plans to finalize the purchase price allocation in the 4th quarter of 2007.

    The following table summarizes the current estimates of fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$9,555
Property, plant, and equipment	42,324
Intangible assets	4,218
Total assets acquired	56,097
Asset retirement obligation	(12,107)
Other liabilities	(100)
Total liabilities assumed	(12,207)
Net assets acquired	$43,890

    Estimates of fair value are subject to adjustment based upon completion of an independent third-party valuation.

(15) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 159 to determine the impact on the Company's financial statements.

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

(16) Supplemental Guarantor/Non-Guarantor Financial Information

On June 28, 2007, Holdings was merged into the Company and the Company assumed the obligations of Holdings under the Credit Agreement and related guaranty and collateral agreement and became a parent guarantor of the Senior Notes. The payment obligations under the Senior Notes, issued jointly by our subsidiary Alpha Natural Resources, LLC and its wholly-owned subsidiary Alpha Natural Resource Capital Corp. in 2004, are unsecured, but are guaranteed fully and unconditionally on a joint and several basis by the Company and all its subsidiaries other than the issuers of the notes and our recently formed subsidiary, Gallatin Materials LLC.  The following financial information sets forth separate financial information with respect to the Company, the issuers, the guarantor subsidiaries and the non-guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

    Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$438,618	$-	$-	$438,618
Freight and handling revenues	-	-	58,384	-	-	58,384
Other revenues	-	-	10,137	-	-	10,137
Total revenues	-	-	507,139	-	-	507,139
Cost and expenses:
Cost of coal sales	-	-	361,704	-	-	361,704
Freight and handling costs	-	-	58,384	-	-	58,384
Cost of other revenues	-	-	7,132	728	-	7,860
Depreciation, depletion and amortization	-	-	43,924	2	-	43,926
Selling, general and administrative expenses	177	1,693	12,566	30	-	14,466
Total costs and expenses	177	1,693	483,710	760	-	486,340

Income (loss) from operations	(177)	(1,693)	23,429	(760)	-	20,799
Other income (expenses):
Interest expense	-	(10,255)	(41)	(15)	210	(10,101)
Interest income	38	130	291	16	(210)	265
Equity earnings	11,451	23,269	(691)	-	(34,029)	-
Miscellaneous income, net	-	-	281	-	-	281
Total other income (expense), net	11,489	13,144	(160)	1	(34,029)	(9,555)
Income (loss) before income taxes and minority interest	11,312	11,451	23,269	(759)	(34,029)	11,244
Income tax expense	2,363	-	-	-	-	2,363
Minority interest	-	-	-	(68)	-	(68)
Net income (loss)	$8,949	$11,451	$23,269	$(691)	$(34,029)	$8,949

 Unaudited Supplemental Condensed Consolidating Balance Sheet at September 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$43,669	$(30,847)	$3,445	$-	$16,267
Trade accounts receivable, net	-	-	194,599	-	-	194,599
Notes and other receivables	2,568	67,494	16,300	-	(80,403)	5,959
Inventories	-	-	76,718	-	-	76,718
Due from affiliates	-	-	405,394	17	(405,411)	-
Prepaid expenses and other current assets	3,276	757	25,746	64	-	29,843
Total current assets	5,844	111,920	687,910	3,526	(485,814)	323,386
Property, plant, and equipment, net	-	-	648,622	16,412		665,034
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	6,638	3,244	-	9,882
Deferred income taxes	89,269	6,286	-	-	-	95,555
Other assets	365,776	1,016,385	34,779	899	(1,360,692)	57,147
Total assets	$460,889	$1,134,591	$1,398,496	$24,081	$(1,846,506)	$1,171,551

Liabilities and Stockholder's/Member's Equity
Current liabilities:
Current portion of long-term debt	$-	$14,500	$67,797	$-	$(79,143)	$3,154
Note payable	-	-	-	-	-	-
Bank overdrafts	-	-	582	-	-	582
Due to affiliates	77,798	327,613	-	-	(405,411)	-
Trade accounts payable	-	39	90,407	922	-	91,368
Deferred income tax	6,012	-	-	-	-	6,012
Accrued expenses and other current liabilities	2,387	6,606	81,962	408	(1,553)	89,810
Total current liabilities	86,197	348,758	240,748	1,330	(486,107)	190,926
Long-term debt, net of current portion	-	418,125	249	13,033	(3,833)	427,574
Workers' compensation benefits	-	-	9,553	-	-	9,553
Postretirement medical benefits	-	-	55,654	-	-	55,654
Asset retirement obligation	-	-	84,058	-	-	84,058
Deferred gains on sales of property interest	-	-	3,215	-	-	3,215
Other liabilities	2,400	8,750	15,794	186	(106)	27,024
Total liabilities	88,597	775,633	409,271	14,549	(490,046)	798,004
Minority interest	-	-	-	-	1,255	1,255
Stockholders/member's equity	372,292	358,958	989,225	9,532	(1,357,715)	372,292
Total liabilities and stockholders/members equity	$460,889	$1,134,591	$1,398,496	$24,081	$(1,846,506)	$1,171,551

 Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$420,179	$-	$-	$420,179
Freight and handling revenues	-	-	45,805	-	-	45,805
Other revenues	-	-	9,134	-	-	9,134
Total revenues	-	-	475,118	-	-	475,118
Cost and expenses:
Cost of coal sales	-	-	340,440	-	-	340,440
Freight and handling costs	-	-	45,805	-	-	45,805
Cost of other revenues	-	-	5,774	-	-	5,774
Depreciation, depletion and amortization	-	-	36,422	-	-	36,422
Selling, general and administrative expenses	154	5,551	11,132	-	-	16,837
Total costs and expenses	154	5,551	439,573	-	-	445,278

Income (loss) from operations	(154)	(5,551)	35,545	-	-	29,840
Other income (expenses):
Interest expense	-	(10,756)	(79)	-	100	(10,735)
Interest income	48	69	139	-	(100)	156
Equity earnings	19,394	35,751	-	-	(55,145)	-
Miscellaneous income, net	-	(119)	146	-	-	27
Total other income (expense), net	19,442	24,945	206	-	(55,145)	(10,552)
Income (loss) before income taxes and minority interest	19,288	19,394	35,751	-	(55,145)	19,288
Income tax expense	4,744	-	-	-	-	4,744
Net income (loss)	$14,544	$19,394	$35,751	$-	$(55,145)	$14,544

 Unaudited Supplemental Condensed Consolidating Balance Sheet at December 31, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$27,101	$5,414	$741	$-	$33,256
Trade accounts receivable, net	-	-	171,195	-	-	171,195
Notes and other receivables	2,568	67,498	13,702	20	(77,322)	6,466
Inventories	-	-	76,844	-	-	76,844
Due from affiliates	-	-	276,063	-	(276,063)	-
Prepaid expenses and other current assets	3,337	1,437	46,119	-	-	50,893
Total current assets	5,905	96,036	589,337	761	(353,385)	338,654
Property, plant, and equipment, net	-	-	637,136	-	-	637,136
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,803	3,917	-	11,720
Deferred income taxes	88,644	6,253	-	-	-	94,897
Other assets	330,983	897,664	21,625	-	(1,207,433)	42,839
Total assets	$425,532	$999,953	$1,276,448	$4,678	$(1,560,818)	$1,145,793

Liabilities and Stockholder's/Member's Equity
Current liabilities:
Current portion of long-term debt	$-	$12,300	$68,254	$-	$(77,300)	$3,254
Note payable	-	20,941	-	-	-	20,941
Bank overdrafts	-	-	23,814	-	-	23,814
Due to affiliates	69,087	206,976	-	-	(276,063)	-
Trade accounts payable	-	144	75,534	308	-	75,986
Deferred income tax	7,601	-	-	-	-	7,601
Accrued expenses and other current liabilities	2,395	6,695	81,878	-	(374)	90,594
Total current liabilities	79,083	247,056	249,480	308	(353,737)	222,190
Long-term debt, net of current portion	-	420,000	756	700	-	421,456
Workers' compensation benefits	-	-	7,169	-	-	7,169
Postretirement medical benefits	-	-	50,712	-	-	50,712
Asset retirement obligation	-	-	69,495	-	-	69,495
Deferred gains on sales of property interest	-	-	3,885	-	-	3,885
Other liabilities	2,400	8,676	15,811	(50)		26,837
Total liabilities	81,483	675,732	397,308	958	(353,737)	801,744
Stockholders/member's equity	344,049	324,221	879,140	3,720	(1,207,081)	344,049
Total liabilities and stockholders/members equity	$425,532	$999,953	$1,276,448	$4,678	$(1,560,818)	$1,145,793

 Unaudited Supplemental Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,201,678	$-	$-	$1,201,678
Freight and handling revenues	-	-	143,183	-	-	143,183
Other revenues	-	-	23,915	-	-	23,915
Total revenues	-	-	1,368,776	-	-	1,368,776
Cost and expenses:
Cost of coal sales	-	-	991,766	-	-	991,766
Freight and handling costs	-	-	143,183	-	-	143,183
Cost of other revenues	-	-	16,189	2,067	-	18,256
Depreciation, depletion and amortization	-	-	117,566	4	-	117,570
Selling, general and administrative expenses	742	4,451	36,405	89	-	41,687
Total costs and expenses	742	4,451	1,305,109	2,160	-	1,312,462

Income (loss) from operations	(742)	(4,451)	63,667	(2,160)	-	56,314
Other income (expenses):
Interest expense	-	(30,333)	(222)	(15)	446	(30,124)
Interest income	112	1,017	660	16	(446)	1,359
Equity earnings	29,169	62,934	(2,004)	-	(90,099)	-
Miscellaneous income, net	-	2	833	-	-	835
Total other income (expense), net	29,281	33,620	(733)	1	(90,099)	(27,930)
Income (loss) before income taxes and minority interest	28,539	29,169	62,934	(2,159)	(90,099)	28,384
Income tax expense	6,494	-	-	-	-	6,494
Minority interest	-	-	-	(155)	-	(155)
Net income (loss)	$22,045	$29,169	$62,934	$(2,004)	$(90,099)	$22,045

Unaudited Supplemental Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,282,033	$-	$-	$1,282,033
Freight and handling revenues	-	-	143,132	-	-	143,132
Other revenues	-	-	28,604	-	-	28,604
Total revenues	-	-	1,453,769	-	-	1,453,769
Cost and expenses:
Cost of coal sales	-	-	1,016,831	-	-	1,016,831
Freight and handling costs	-	-	143,132	-	-	143,132
Cost of other revenues	-	-	19,170	-	-	19,170
Depreciation, depletion and amortization	-	-	104,263	-	-	104,263
Selling, general and administrative expenses	706	15,523	35,260	-	-	51,489
Total costs and expenses	706	15,523	1,318,656	-	-	1,334,885

Income (loss) from operations	(706)	(15,523)	135,113	-	-	118,884
Other income (expenses):
Interest expense	-	(31,801)	(238)	-	241	(31,798)
Interest income	144	274	337	-	(241)	514
Equity earnings	88,485	135,694	-	-	(224,179)	-
Miscellaneous income, net	-	(159)	482	-	-	323
Total other income (expense), net	88,629	104,008	581	-	(224,179)	(30,961)
Income (loss) before income taxes and minority interest	87,923	88,485	135,694	-	(224,179)	87,923
Income tax expense	23,040	-	-	-	-	23,040
Net income (loss)	$64,883	$88,485	$135,694	$-	$(224,179)	$64,883

 Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(594)	$31,147	$121,008	$(622)	$12,313	$163,252

Cash flows from investing activities:
Capital expenditures	-	-	(85,540)	(15,951)	-	(101,491)
Proceeds from disposition of property, plant, & equipment	-	-	3,734	-	-	3,734
Equity investments	-	(263)	(7,122)	-	6,982	(403)
Purchase of acquired companies	-	-	(43,908)	-	-	(43,908)
Other, net	-	-	(594)	(18)	-	(612)
Net cash flows from investing activities	-	(263)	(133,430)	(15,969)	6,982	(142,680)

Cash flows from financing activities:
Repayments of notes payable	-	(20,941)	-	-	-	(20,941)
Proceeds from issuance of long-term debt	-	21,400	-	12,313	(12,313)	21,400
Repayments on long-term debt	-	(14,775)	(607)	-	-	(15,382)
Change in bank overdraft	-	-	(23,232)	-	-	(23,232)
Proceeds from exercise of stock options	594	-	-	-	-	594
Distributions to original shareholders of Alpha NR Holding	-	-	-	6,982	(6,982)	-
Net cash flows from financing activities	594	(14,316)	(23,839)	19,295	(19,295)	(37,561)
Increase (decrease) in cash and cash equivalents	-	16,568	(36,261)	2,704	-	(16,989)

Cash and cash equivalents at beginning of period	-	27,101	5,414	741	-	33,256
Cash and cash equivalents at end of period	$-	$43,669	$(30,847)	$3,445	$-	$16,267

 Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$1,447	$11,681	$135,189	$-	$-	$148,317

Cash flows from investing activities:
Capital expenditures	-	-	(110,538)	-	-	(110,538)
Proceeds from disposition of property, plant, & equipment	-	-	1,060	-	-	1,060
Equity investments	-	(19)	(209)	-	-	(228)
Purchase of acquired companies	-	-	(28,273)	-	-	(28,273)
Other, net	-	-	2,499	-	-	2,499
Net cash flows from investing activities	-	(19)	(135,461)	-	-	(135,480)

Cash flows from financing activities:
Repayments of notes payable	-	(55,671)	194	-	-	(55,477)
Proceeds from issuance of long-term debt	-	287,000	-	-	-	287,000
Repayments on long-term debt	-	(289,585)	-	-	-	(289,585)
Change in bank overdraft	-	-	18,574	-	-	18,574
Proceeds from exercise of stock options	953	-	-	-	-	953
Distributions to original shareholders of Alpha NR Holding	(2,400)	-	-	-	-	(2,400)
Net cash flows from financing activities	(1,447)	(58,256)	18,768	-	-	(40,935)
Increase (decrease) in cash and cash equivalents	-	(46,594)	18,496	-	-	(28,098)

Cash and cash equivalents at beginning of period	-	46,669	(7,047)	-	-	39,622
Cash and cash equivalents at end of period	$-	$75	$11,449	$-	$-	$11,524

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

·	market demand for coal, electricity and steel;

·	future economic or capital market conditions;

·	weather conditions or catastrophic weather-related damage;

·	our production capabilities;

·	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

·	our ability to successfully integrate the operations we have acquired with our existing operations, as well as our ability to successfully integrate operations we may acquire in the future;

·	our plans and objectives for future operations and expansion or consolidation;

·	our relationships with, and other conditions affecting, our customers;

·	the progress of project construction plans and marketing agreements relating to Gallatin Materials LLC;

·	timing of changes in customer coal inventories;

·	changes in, renewal of and acquiring new long-term coal supply arrangements;

·	inherent risks of coal mining beyond our control;

·	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

·	competition in coal markets;

·	railroad, barge, truck and other transportation performance and costs;

·	the geological characteristics of Central and Northern Appalachian coal reserves;

·	availability of mining and processing equipment and parts;

·	our assumptions concerning economically recoverable coal reserve estimates;

·	availability of skilled employees and other employee workforce factors;

·	regulatory and court decisions;

·	future legislation and changes in regulations, governmental policies or taxes;

·	changes in postretirement benefit obligations;

·	our liquidity, results of operations and financial condition;

·	decline in coal prices;

·	forward sales and purchase contracts not accounted for as a hedge;

·	indemnification of certain obligations not being met;

·	continued funding of the road construction business;

·	disruption in coal supplies;

·	unfavorable government intervention in, or nationalization of, foreign investments;

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

Overview

We produce, process and sell steam and metallurgical coal (met coal) from eight regional business units, which, as of September 30, 2007, are supported by 33 active underground mines, 25 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and nine months ended September 30, 2007, sales of steam coal were 4.4 and 13.0 million tons, respectively, and accounted for approximately 58% and 62%, respectively, of our coal sales volume. For the three and nine months ended September 30, 2007, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.2 and 8.1 million tons, respectively, and accounted for approximately 42% and 38%, respectively, of our sales volume. Our sales of steam coal were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 38% of our coal sales volume in the first nine months of 2007 was derived from sales made outside the United States, primarily in Egypt, Turkey, Belgium and India.

On June 29, 2007, the Company completed the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan for $43.9 million including working capital and assumed liabilities.  The Mingo Logan purchase consisted of coal reserves, two mines and a load-out and processing plant and managed by Cobra Natural Resources, LLC, an indirect wholly owned subsidiary of the Company.

We also own 94% of Gallatin Materials LLC (“Gallatin”), a lime manufacturing venture near Cincinnati, Ohio. Construction of the first of two lime plants has begun and is on schedule. Fabrication and site work has been ongoing since January and major component assembly is expected to continue for the next few months. The first of two planned kilns is targeted to start producing late this year, with about three-fourths of planned production already sold through 2012. We have funded our total contribution of $10.3 million as well as our loan requirement of $3.8 million for the project's first phase. In addition, we have provided a $2.6 million letter of credit to cover any potential cost overruns related to the project's first phase.  Approximately $8.4 million and $15.0 million was spent on capital expenditures by Gallatin during the three months and nine months ended September 30, 2007, respectively.  In the third quarter, Gallatin borrowed $8.5 million for project financing.

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

Coal Pricing Trends, Uncertainties and Outlook

Due to a decline in steam coal pricing and anticipated softer market conditions in the first half of 2007, we idled approximately one million tons of capacity last year.  By the end of the third quarter of 2007, we saw a reversal of the soft eastern US thermal market. Strong domestic consumption coupled with increased demand for US thermal coal in Europe has had a positive impact on the current supply/demand balance. This is evidenced by increased demand, shipments, spot pricing, and customer interest in contracting future deliveries.

We believe that these more favorable market conditions will extend into 2008 and 2009. Based on various data sources, we believe that a combination of reduced domestic coal production, higher net electrical generation by coal-burning utilities, reduced coal imports from South America and a surge in both met and thermal exports to Europe has led to a 40-45 million ton swing in the balance of coal supply and demand compared with last year, through mid-October.

We believe that these strengthening conditions helped our sales group obtain commitments during the third quarter of 2007 for approximately 13.6 million tons of thermal coal for 2008, with realizations ranging from $48.00 to $49.00 per ton for typical Central Appalachian specification coals. Additionally, during the third quarter, we committed and priced close to 5.4 million tons of thermal coal for 2009 in excess of $48.00 per ton. Approximately 4 percent of planned thermal production remains uncommitted for 2008 and approximately 58 percent is uncommitted for 2009.

We continue to gradually layer in contractual commitments. As of October 22, 2007, 76 and 28 percent of our total planned production for 2008 and 2009, respectively, was committed and priced.

While we continued in the third quarter to reduce our unsold book of thermal coal for 2008, we have maintained a substantial portion of our planned 2008 metallurgical coal primarily used for coke production—about 5 million tons—uncommitted and unpriced.

As the leading exporter of metallurgical coal from the U.S., we are pursuing opportunities to capitalize on tight global supplies and sustained buyer interest from a number of foreign countries. Strong global steel production, coupled with high ocean freight rates and weather and logistical problems encountered by Australian producers, has created opportunities for unplanned metallurgical coal sales overseas this year. We will use our high quality reserve base, blending capabilities and spot purchases of specific coal types to maximize sales into the metallurgical coal markets. Year-to-date, our metallurgical coal sales have been running ahead of target, at 52 percent of overall sales. Also, fifty-two percent of our planned metallurgical coal production remains unpriced for next year.

In the fourth quarter of this year, we expect a more normal proportion of metallurgical coal sales to thermal sales than we experienced in the third quarter, as remaining thermal sales commitments in the U.S. are fulfilled for the balance of the year. Therefore, we expect a slightly lower average unit realization than we realized during the third quarter.
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

We own a 24.5% interest, a $6.1 million investment, in Excelven Pty Ltd., a coal mine development project located in Venezuela.  We account for the investment under the equity method.  The project is challenged by political risk.  In particular, the Venezuelan government has expressed an interest in increasing government ownership in Venezuelan natural resources.  We are in the final stages of the Affectation of Resources (AoR) permit process and believe the permit will be granted, with mining expected to commence approximately 6 to 12 months after the grant date.  Any future deterioration in the political environment in Venezuela or the government’s denial of the AoR permit could lead to a potential impairment adjustment.
For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 and Item 1A “Risk Factors” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

     The following unaudited table reconciles EBITDA to net income, the most directly comparable GAAP measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Net income	$8,949	$14,544	$22,045	$64,883
Interest expense	10,101	10,735	30,124	31,798
Interest income	(265)	(156)	(1,359)	(514)
Income tax expense	2,363	4,744	6,494	23,040
Depreciation, depletion and amortization	43,926	36,422	117,570	104,263
EBITDA (1)	$65,074	$66,289	$174,874	$223,470

(1)
EBITDA is defined as net income plus interest expense, income tax expense, depreciation, depletion and amortization, less interest income. EBITDA is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA, as it is used and defined in our debt covenants, is described and reconciled to net income in “Analysis of Material Debt Covenants” below.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Summary

     For the quarter ended September 30, 2007, we recorded revenues of $507.1 million compared to $475.1 million for the quarter ended September 30, 2006, an increase of $32.0 million. Net income decreased from $14.5 million ($0.23 per diluted share) in the third quarter of 2006 to $8.9 million ($0.14 per diluted share) for the third quarter of 2007.  Our results for the third quarter of 2007 included a pre-tax charge of $2.1 million (approximately $0.02 per diluted share) for development work at an underground mine that was abandoned due to regulatory issues. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $65.1 million and $66.3 million in the third quarter of 2007 and 2006, respectively.

     We sold 7.6 million tons of coal during the third quarter of 2007, 0.2 million more than the comparable period in 2006.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, decreased from 19.0% in the third quarter of 2006 to 17.5% in the third quarter of 2007. Coal margin per ton was $10.13 in the third quarter of 2007, a 5.6% decrease from the third quarter of 2006. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton. The decrease in coal margin from the third quarter of 2006 to the third quarter of 2007 is the result of a 4.1% increase in our average cost of coal sales per ton partially offset by an increase of 2.2% in our average coal sales revenue per ton on a 2.1% increase in coal sales volume.

                     Revenues
	Three months Ended		Increase
	September 30,		(Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$438,618	$420,179	$18,439	4%
Freight and handling revenues	58,384	45,805	12,579	27%
Other revenues	10,137	9,134	1,003	11%
Total revenues	$507,139	$475,118	$32,021	7%

Tons Sold:
Steam	4,411	5,097	(686)	(13%)
Metallurgical	3,178	2,336	842	36%
Total	7,589	7,433	156	2%

Coal sales realization per ton:
Steam	$48.24	$48.35	$(0.11)	0%
Metallurgical	71.05	74.36	(3.31)	(4%)
Total	$57.79	$56. 53	$1.26	2%

     Coal Revenues. Coal revenues increased by 4.4% ($18.4 million) for the quarter ended September 30, 2007 from the comparable period of 2006, driven by a 2.1% increase in coal sales volume and a 2.2% increase in sales realization from $56.53 per ton in the third quarter of 2006 to $57.79 per ton in the third quarter of 2007. The mark-to-market adjustment for certain forward sales contracts decreased revenue from the sale of steam coal by $2.2 million or $0.51 per ton in the third quarter of 2007 and by $1.8 million or $0.35 per ton in the third quarter of 2006. Our met coal realization per ton decreased by 4.5% to $71.05 per ton, and steam coal realization per ton decreased slightly from $48.35 per ton to $48.24 per ton. Met coal sales accounted for 41.9% of our coal sales volume in the third quarter of 2007 compared with 31.4% in the third quarter of 2006. Total tons sold for the third quarter of 2007 were 7.6 million, including 3.2 million tons of met coal and 4.4 million of steam coal. Sales volume for the third quarter of 2006 was 7.4 million tons, of which 2.3 million tons were met coal and 5.1 million were steam coal.  Steam coal sales for the third quarter of 2007 decreased from the third quarter of 2006 mainly due to our decision to idle capacity and hold back sales in response to a soft spot market.

     Freight and Handling Revenues. Freight and handling revenues were $58.4 million for the three months ended September 30, 2007, an increase of $12.6 million compared with the three months ended September 30, 2006.  This increase was due to 0.5 million more export tons as well as a slight increase in the overall freight rate caused by increased fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $1.0 million mainly due to an increase in revenues from our coal processing and terminal operations of $1.2 million.

   Costs and Expenses
	Three months ended		Increase
	September 30,		(Decrease)
	2007	2006	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$361,704	$340,440	$21,264	6%
Freight and handling costs	58,384	45,805	12,579	27%
Cost of other revenues	7,860	5,774	2,086	36%
Depreciation, depletion and amortization	43,926	36,422	7,504	21%
Selling, general and administrative expenses	14,466	16,837	(2,371)	(14%	)
Total costs and expenses	$486,340	$445,278	$41,062	9%

Cost of coal sales per ton:
Company mines	$46.52	$43.19	$3.33	8%	%
Contract mines (including purchased and processed)	51.52	51.83	(0.31)	(1%	)
Total produced and processed	47.40	44.46	2.94	7%
Purchased and sold without processing	49.18	54.54	(5.36)	(10%)
Cost of coal sales per ton	$47.66	$45.80	$1.86	4%

Cost of Coal Sales.   Our cost of coal sales increased by $21.3 million, or $1.86 per ton, from $340.4 million, or $45.80 per ton, in the third quarter of 2006 to $361.7 million, or $47.66 per ton, in the third quarter of 2007. The mark-to-market adjustment for forward purchase contracts on the OTC market decreased cost of sales by $3.9 million or $0.51 per ton for the quarter, and increased cost of sales by $0.3 million or $0.04 per ton in the third quarter of 2006. Our cost of coal sales per ton for our produced and processed coal was $47.40 per ton in the three months ended September 30, 2007 as compared to $44.46 per ton in the comparable period in 2006. This $2.94 per ton increase is attributable mainly to increased costs for labor and benefits, repairs and maintenance, diesel fuel and other mine supplies, cost of contract mining services and an increase in volume of coal purchased and processed. The cost of sales per ton of our purchased coal was $49.18 per ton in the third quarter of 2007 and $54.54 per ton for the corresponding period of 2006. This $5.36 per ton decrease in costs is mainly due to the current market conditions which have exerted downward pricing pressures in addition to a change in the mix of coal qualities purchased for resale.  Approximately 71.6% of our purchased coal sold during the third quarter of 2007 was blended with our produced coal prior to resale.

Freight and Handling Costs. Freight and handling costs increased to $58.4 million for the three months ended September 30, 2007, an increase of $12.6 million compared with the three months ended September 30, 2006.   This increase was due to 0.5 million more export tons as well as a slight increase in the overall freight rate caused by increased fuel surcharges.  These costs are offset by equivalent revenues.

Cost of Other Revenues. Our cost of other revenues increased by $2.1 million in the third quarter of 2007 compared with the third quarter of 2006 due to an increase of $0.9 million of costs from our road construction business and an increase in costs associated with our Gallatin lime venture of $0.7 million. The increase in cost from our Gallatin lime venture is primarily due to compensation charges related to the vesting of restricted stock and other payroll costs. The margin from other revenues decreased by $1.1 million in the third quarter of 2007 when compared with the third quarter of 2006 mainly due to the reduced road construction operations and the additional cost associated with the Gallatin lime venture.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $7.5 million, or 20.6%, to $43.9 million for the three months ended September 30, 2007 as compared with the same period of 2006, mainly due to a $2.1 million write-off for development costs at an underground mine that was abandoned during the quarter, depreciation from the Mingo Logan-Ben Creek mining complex acquired on June 30, 2007, and an increase in depletion due to a change in estimated recoverable coal reserves at one of our mines.

Selling, General and Administrative Expenses. These expenses decreased by $2.4 million to $14.5 million in the third quarter of 2007 from $16.8 million in the third quarter of 2006. This decrease is mainly due to the decrease of $3.2 million of share-based compensation charges recorded in the third quarter of 2006 for restricted stock issued to management in connection with our initial public offering (IPO) partially offset by a $0.8 million increase in professional fees. As a percentage of revenues, these expenses were 2.9% and 3.5% for the third quarter of 2007 and 2006, respectively, including share-based compensation charges related to our IPO.

Interest Expense. Interest expense decreased $0.6 million to $10.1 million during the third quarter of 2007 compared to the same period in 2006. The decrease in interest expense is attributable to our lower debt levels in the third quarter of 2007.

Interest Income. Interest income increased by $0.1 million in the three months ended September 30, 2007 from the three months ended September 30, 2006, mainly due to additional interest earned on invested cash.

Income Tax Expense. Income tax expense of $2.4 million was recorded for the three months ended September 30, 2007 on income before income taxes and minority interest of $11.2 million, which equates to an effective tax rate of 21.0%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes. Income tax expense of $4.7 million was recorded for the three months ended September 30, 2006 on income before income taxes and minority interest of $19.3 million, which equates to an effective rate of 24.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes and the portion of the share-based compensation charge associated with the issuance of common stock to management in connection with our IPO which is not deductible for tax purposes.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Summary

For the nine months ended September 30, 2007, we recorded revenues of $1,368.8 million, compared to $1,453.8 million for the nine months ended September 30, 2006, a decrease of $85.0 million. Net income decreased from $64.9 million ($1.01 per diluted share) in the 2006 period to $22.0 million ($0.34 per diluted share) for the 2007 period. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $174.9 million in the first nine months of 2007 and was $223.5 million the same period in 2006.

     We sold 21.1 million tons of coal during the first nine months of 2007, 1.0 million less than the comparable period in 2006. We expected this decrease due to our planned reduction of about 1.0 million tons of production this year. Coal margin decreased from 20.7% in 2006 to 17.5% in 2007. Coal margin per ton was $9.97 in the nine months ended September 30, 2007, a 17.2% decrease from the first nine months of 2006. The decrease in coal margin for the nine months ended September 30, 2007 compared to the comparable period in 2006 is the result of a 2.0% increase in our average cost of coal sales per ton and a decrease of 2.0% in our average coal sales revenue per ton on a 4.4% decrease in coal sales volume.

                Revenues
	Nine months ended		Increase
	September 30,		(Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$1,201,678	$1,282,033	$(80,355)	(6%	)
Freight and handling revenues	143,183	143,132	51	0%
Other revenues	23,915	28,604	(4,689)	(16%	)
Total revenues	$1,368,776	$1,453,769	$(84,993)	(6%	)

Tons Sold:
Steam	12,997	14,344	(1,347)	(9%	)
Metallurgical	8,060	7,672	388	5%
Total	21,057	22,016	(959)	(4%	)

Coal sales realization per ton:

Steam	$48.03	$49.14	$(1.11)	(2%	)
Metallurgical	71.64	75.24	(3.60)	(5%	)
Total	$57.07	$58.23	$(1.16)	(2%	)

Coal Revenues. Coal sales revenues decreased by 6.3% ($80.4 million) for the nine months ended September 30, 2007 from the comparable period of 2006, driven by a 4.4% decrease in coal sales volume and a 2.0% decrease in sales realization from $58.23 per ton in the first nine months of 2006 to $57.07 per ton in the first nine months of 2007. The mark-to-market adjustment for certain forward sales contracts decreased revenues from the sale of steam coal by $6.6 million or $0.50 per ton in the first nine months of 2007 and increased revenues from the sale of steam coal by $4.1 million or $0.29 per ton in the first nine months of 2006. Our met coal realization per ton decreased by 4.8% from $75.24 per ton to $71.64 per ton, and steam coal realization per ton decreased by 2.3% from $49.14 to $48.03.  Met coal sales accounted for 38.3% of our coal sales volume in the nine months ended September 30, 2007 compared to 34.8% in the comparable period of 2006. Total tons sold during the first nine months of 2007 were 21.1 million, including 8.1 million tons of met coal and 13.0 million of steam coal. Sales volumes for the first nine months of 2006 were 22.0 million tons of which 7.7 million were met coal and 14.3 million were steam coal. Steam coal sales for the nine months ended September 30, 2007 were less than those for the nine months ended September 30, 2006 mainly due to a continued soft spot steam market where utility stockpiles remained high due to mild weather conditions throughout the United States.  Met sales for the nine months ended September 30, 2007 were greater than those for the comparable period in 2006 due to stronger export sales.

Freight and Handling Revenues. Freight and handling revenues remained flat at $143.2 million for the nine months ended September 30, 2007 as compared to the comparable period in 2006. These revenues were offset by an equivalent amount of freight and handling costs.

      Other Revenues. Other revenues decreased by $4.7 million mainly due to a decrease in revenue from our road construction business and our Maxxim Rebuild operation of $5.3 and $1.5 million, respectively.  This is partially offset by an increase in terminal and processing fees revenue of $1.8 million.  The decrease from our road construction business consists of approximately $6.7 million decrease in revenue related to the completion of a portion of the King Coal Highway in West Virginia offset by a $1.4 million increase from our ongoing projects.  Maxxim Rebuild has reduced its third-party selling activity which contributed to its reduced revenues.

  Costs and Expenses

	Nine months ended		Increase
	September 30,		(Decrease)
	2007	2006	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$991,766	$1,016,831	$(25,065)	(2%	)
Freight and handling costs	143,183	143,132	51	0%
Cost of other revenues	18,256	19,170	(914)	(5%	)
Depreciation, depletion and amortization	117,570	104,263	13,307	13%
Selling, general and administrative expenses	41,687	51,489	(9,802)	(19%	)
Total costs and expenses	$1,312,462	$1,334,885	$(22,423)	(2%	)

Cost of coal sales per ton:
Company mines	$46.02	$42.19	$3.83	9%
Contract mines (including purchased and processed)	51.03	52.79	(1.76)	(3%	)
Total produced and processed	46.88	43.82	3.06	7%
Purchased and sold without processing	48.59	59.92	(11.33)	(19%	)
Cost of coal sales per ton	$47.10	$46.19	$0.91	2%

Cost of Coal Sales. Our cost of coal sales decreased by $25.1 million and increased $0.91 per ton, from $1,016.8 million and $46.19 per ton in the nine months ended September 30, 2006 to $991.8 million and $47.10 per ton in the nine months ended September 30, 2007. The mark-to-market adjustment for certain forward purchase contracts decreased cost of sales by $8.0 million or $0.38 per ton in the first nine months of 2007 and increased cost of sales by $1.8 million or $0.08 per ton in the first nine months of 2006. Our cost of coal sales per ton for our produced and processed coal was $46.88 per ton in the nine months ended September 30, 2007 as compared with $43.82 per ton in the comparable period in 2006. This increase is attributable mainly to increased costs for labor and benefits, repairs and maintenance, diesel fuel and other mine supplies, and cost of contract mining services partially offset by a decrease in cost of coal purchased and processed.  The cost of sales per ton for our purchased coal was $48.59 in the first nine months of 2007, and $59.92 per ton for the corresponding period of 2006. This $11.33 per ton decrease in costs is mainly due to a change in the mix of coal qualities we purchased for resale, in addition to downward pricing pressures caused by current market conditions. We purchased more met quality coal from third parties in the first nine months of 2006 than in the first nine months of 2007. Approximately 66.0% of our purchased coal sold during the first nine months of 2007 was blended with our produced coal prior to resale.

Freight and Handling Costs. Freight and handling costs remain flat at $143.2 million for the nine months ended September 30, 2007 as compared to the comparable period in 2006.  These costs were offset by an equivalent amount of freight and handling revenues.

     Cost of Other Revenues. Our cost of other revenues decreased by $0.9 million in the first nine months of 2007 when compared with the nine months of 2006 due to a decrease of $2.5 million of costs from our road construction business and a decrease in cost from our Maxxim Rebuild operation of $1.8 million, partially offset by an increase in costs associated with our Gallatin lime venture of $2.1 million and terminal, processing, and other costs of $1.3 million. Approximately $3.2 million of the decrease in road construction cost was due to the completion of a portion of the King Coal Highway in West Virginia in September 2006.  This decrease was offset partially by increased cost in our ongoing road projects.  Maxxim Rebuild has reduced its third-party activity and the corresponding costs. The increase in cost from our Gallatin lime venture is primarily due to compensation charges related to the vesting of restricted membership interest and bonus accruals. The margin from other revenues decreased by $3.8 million in the first nine months of 2007 when compared with the same period of 2006 mainly due to the reduced road construction and the additional cost associated with the Gallatin lime venture.
Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $13.3 million, or 12.8%, to $117.6 million for the nine months ended September 30, 2007 as compared with the same period in 2006.  This increase is mainly due to a $2.1 million write-off for development costs of an underground mine that was abandoned during the quarter, depreciation from the Mingo Logan-Ben Creek mining complex acquired on June 30, 2007, and an increase in depletion due to a change in estimated recoverable coal reserves at one of our mines.   Depreciation, depletion, and amortization per ton of coal sold increased from $4.74 per ton for the nine months ended September 30, 2006 to $5.58 per ton in the same period of 2007.

     Selling, General and Administrative Expenses. These expenses decreased by $9.8 million to $41.7 million during the first nine months of 2007 from the corresponding period in 2006. The cost decrease was mainly due to decreases in incentive compensation accruals and reduction in share-based compensation charges recorded in the 2006 period in connection with the initial IPO, partially offset by an increase in professional fees. As a percentage of revenue, these costs (including our share-based compensation charge related to our IPO) were 3.0% and 3.5% for the nine months ended, September 30, 2007 and 2006, respectively.
     Interest Expense. Interest expense decreased $1.7 million to $30.1 million during the nine months ended September 30, 2007 compared with the same period in 2006. The decrease in interest expense is attributable to our lower debt levels in the first nine months of 2007.

     Interest Income. Interest income increased by $0.8 million in the nine months ended September 30, 2007 over the nine months ended September 30, 2006, mainly due to additional interest earned on invested cash.

Income Tax Expense. Income tax expense of $6.5 million was recorded for the nine months ended September 30, 2007 on income before income taxes and minority interest of $28.4 million, which equates to an effective rate of 22.9%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.  Income tax expense of $23.0 million was recorded for the nine months ended September 30, 2006 on income before income taxes and minority interest of $87.9 million, which equates to an effective rate of 26.2%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges related to our IPO which are not deductible for tax purposes.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, to pay income taxes, and to service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other income and borrowings under our credit agreement.

At September 30, 2007, we had available liquidity of $198.5 million, including cash of $16.3 million and $182.8 million available under our credit agreement less checks issued in excess of bank balance (bank overdraft) of $0.6 million. Our total indebtedness was $430.7 million at September 30, 2007, an increase of $6.0 million from the year ended December 31, 2006.  The increase in the indebtedness is primarily related to $8.5 million of borrowings for the construction of the lime processing plant by our Gallatin subsidiary.

Our capital expenditures for the nine months ended September 30, 2007 were $101.5 million and we currently project capital expenditures for the full year of 2007 to be $135.0 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, replace or add equipment and to construct the first of two lime kilns for the Gallatin lime venture. We believe that cash generated from our operations and borrowings under our credit agreement will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2007 was $163.3 million, an increase of $14.9 million from the $148.3 million of net cash provided by operations during the nine months ended September 30, 2006. Our cash requirements to fund operating assets and liabilities decreased by $62.9 million mainly driven by an increase in our accounts payable and accrued liabilities from the prior year period, partially offset by a decrease in net income of $42.8 million and a decrease in non-cash charges of $5.1 million.

Net cash used in investing activities was $142.7 million during the nine months ended September 30, 2007, $7.2 million more than in the comparable period in 2006. This increase was primarily due to a decrease in capital expenditure of $9.0 million, offset by a $15.6 million increase in cash used for acquisitions.

Net cash used in financing activities during the nine months ended September 30, 2007 was $37.6 million compared with net cash used by financing activities of $40.9 million in the nine months ended September 30, 2006. During the nine months just ended compared to the equivalent period in 2006, our debt service payments increased by $43.1 million, bank overdraft decreased by $41.8 million, and other financing activities increased by $2.0 million.

Credit Agreement and Long-term Debt

     As of September 30, 2007 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30,
2007
Term loan	$245,625
10% Senior notes due 2012	175,000
Capital lease obligations	903
Gallatin project financing	8,500
Other	700
Total long-term debt	430,728
Less current portion	3,154
Long-term debt, net of current portion	$427,574

Our credit agreement and the indenture governing our senior notes each impose certain restrictions on our subsidiaries, including restrictions on our subsidiaries' ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, the credit agreement provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.

     Borrowings under our credit agreement will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by the Company or its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions and (2) with 100% of the net cash proceeds received by the Company and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

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

Analysis of Material Debt Covenants

We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of September 30, 2007.

     The financial covenants in our credit facility require, among other things, that:

•
The Company must maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to EBITDA (as defined in the Credit Agreement, (“Adjusted EBITDA”)), of not more than 3.75 at June 30, September 30 and December 31, 2007, and 3.50 at March 31, 2008 and each quarter end thereafter, with Adjusted EBITDA being computed using the most recent four quarters; and

•	The Company must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of 2.50 or greater on the last day of any fiscal quarter.

Based upon Adjusted EBITDA, the Company’s leverage ratio and interest coverage ratio (as such ratios are defined in the credit agreement) at September 30, 2007 were 1.69 and 6.82, respectively. Adjusted EBITDA is used in our credit agreement to determine compliance with many of the covenants under the facility. A breach of the covenants in the credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default under the credit agreement and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our credit agreement would also result in a default under our indenture.

Adjusted EBITDA is defined in our credit agreement as EBITDA, further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit agreement, as shown in the table below. EBITDA (as defined in the credit agreement) is referred to herein and in the table below as “Adjusted EBITDA.” We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2006	2007	2007	2007	2007
	(in thousands)
Net income	$63,284	$8,349	$4,747	$8,949	$85,329
Interest expense, net	9,652	9,356	9,573	9,836	38,417
Income tax expense (benefit)	(53,559)	2,629	1,502	2,363	(47,065)
Depreciation, depletion and amortization	36,588	35,789	37,855	43,926	154,158
EBITDA	55,965	56,123	53,677	65,074	230,839
Fair value of forward purchase and sales contracts	2,126	(449)	(391)	(1,413)	(127)
Other allowable adjustments	(1,108)	(71)	(1,098)	(31)	(2,308)
Accretion expense	1,402	1,556	1,566	1,838	6,362
Amortization of deferred gains	(97)	(228)	(265)	(214)	(804)
Share-based compensation charges	4,649	2,650	1,414	2,683	11,396
Adjusted EBITDA	$62,937	$59,581	$54,903	$67, 937	$245,358
Leverage ratio(1)					1.69
Interest coverage ratio(2)					6.82

(1)	Leverage ratio is defined in our credit agreement as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit agreement as Adjusted EBITDA divided by cash interest expense.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates and assumptions.

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

Commodity Price Risk

     We are exposed to market price risk in the normal course of selling coal. As of October 22, 2007, approximately 1% and 35% of our estimated 2007 and 2008 planned production, respectively, was uncommitted. We have been and will continue to be cautious not to commit to forward steam production in 2008 and 2009 that does not provide adequate returns to us.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We currently have two financial diesel fuel swap agreements to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales. As of September 30, 2007, approximately 2.0 million gallons, or 29%, of the Company's remaining anticipated 2007 fuel usage has been fixed with the swap agreements.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at September 30, 2007 and are marked to market each period as summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions) Asset/(Liability)
	$35.00-47.75	720,000	10/01/07-12/31/08	$1.8
	$47.75-56.00	720,000	10/01/07-12/31/08	$0.2
		1,440,000		$2.0

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions) Asset/(Liability)
	$50.00-60.00	60,000	10/01/07-12/31/07	$0.4
	$40.00-50.00	390,000	10/01/07-12/31/08	$(0.8)
		450,000		$(0.4)

Interest Rate Risk

     All of our borrowings under our credit agreement are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of September 30, 2007, we have a $245.6 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.23% at September 30, 2007) plus an applicable margin (1.75% at September 30, 2007).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75%, at September 30, 2007) for a portion of our term loan.  A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.1 million based on our variable rate borrowing as of September 30, 2007 in excess of the notional amount of the interest rate swap of $233.1 million at September 30, 2007. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended September 30, 2007 was a liability of $8.7 million ($6.5 million net of tax).

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

Nicewonder Litigation

The Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and our wholly-owned indirect subsidiary Nicewonder Contracting, Inc. ("NCI") in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws.  The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act.  The most likely remedy is a directive that the contract be renegotiated for such payment.  In that renegotiation, the WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling.  As of September 30, 2007, the Company recorded a $5.9 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.
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

Date: November 7, 2007

10-Q EXHIBIT INDEX-Update

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

10.1*	Description of Compensation Payable to Independent Directors

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.