Form 10-K
period 2007-12-31
Alpha Natural Resources, Inc.
filed 2008-02-29
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Registrant's telephone number, including area code:
(276) 619-4410
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2007, was approximately $1,362,111,527 based on the last sales price reported that date on the New York Stock Exchange of $20.79 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.
Common Stock, $0.01 par value, outstanding as of February 22, 2008 – 66,077,847 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2008 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2007.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

·	worldwide market demand for coal, electricity and steel;

·	future economic or capital market conditions;

·	inherent risks of coal mining beyond our control;

·	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

·	regulatory and court decisions;

·	competition in coal markets;

·	the geological characteristics of Central and Northern Appalachian coal reserves;

·	availability of skilled employees and other employee workforce factors;

·	weather conditions or catastrophic weather-related damage;

·	our production capabilities;

·	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

·
our ability to successfully integrate the operations we have acquired and/or developed with our existing operations, as well as our ability to successfully integrate operations we may acquire and/or develop in the future;

·	our plans and objectives for future operations and expansion or consolidation;

·	our relationships with, and other conditions affecting, our customers;

·	timing of changes in customer coal inventories;

·	changes in, renewal of and acquiring new long-term coal supply arrangements;

·	railroad, barge, truck and other transportation performance and costs;

·	availability of mining and processing equipment and parts;

·	our assumptions concerning economically recoverable coal reserve estimates;

·	our ability to mine properties due to defects in title on leasehold interest;

·	future legislation and changes in regulations, governmental policies or taxes;

·	changes in postretirement benefit obligations;

·	our liquidity, results of operations and financial condition;

·	decline in coal prices;

·	forward sales and purchase contracts not accounted for as a hedge and are being marked to market;

·	indemnification of certain obligations not being met;

·	continued funding of the road construction business;

·	disruption in coal supplies;

·	the ability to comply with new safety and health regulations;

·	unfavorable government intervention in, or nationalization of, foreign investments;

·	our third-party suppliers may not deliver coal we purchase; and

·	other factors, including the other factors discussed in Item 1A, “Risk Factors” of this report.

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

2007 ANNUAL REPORT ON FORM 10-K

PART I		Page

Item 1.	Business	4

Item 1A.	Risk Factors	14

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	26

Item 3.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

Item 6.	Selected Financial Data	32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	35

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 8.	Financial Statements and Supplementary Data	49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100

Item 9A.	Controls and Procedures	100

Item 9B.	Other Information	102

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	103

Item 11.	Executive Compensation	103

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103

Item 13.	Certain Relationships and Related Transactions, and Director Independence	103

Item 14.	Principal Accountant Fees and Services	103

PART IV

Item 15.	Exhibits and Financial Statement Schedules	104

	Exhibit 10.16: Restated Annual Incentive (AIB) Plan
	Exhibit 10.17: Amended and Restated 2004 Long-Term Incentive Plan (LTIP)
	Exhibit 10.18: Amended and Restated Deferred Compensation Plan
	Exhibit 10.19: Restated 2005 Long-Term Incentive Plan
	Exhibit 10.21: Form of Grantee Stock Option Agreement under 2005 LTIP
	Exhibit 10.23: Form of Restricted Stock Agreement to Employees
	Exhibit 10.24: Form of Restricted Stock Agreement for Non-Employee Directors
	Exhibit 10.25: Form of Performance Share Award Agreement under 2005 LTIP
	Exhibit 10.35: Amended and Restated Key Employee Separation Plan
	Exhibit 10.36: Amended and Restated Director Deferred Compensation Agreement
	Exhibit 21.1: List of Subsidiaries
	Exhibit 23: Consent of KPMG LLP
	Exhibit 31(a): Certification
	Exhibit 31(b): Certification
	Exhibit 32(a): Certification
	Exhibit 32(b): Certification

PART I

Item 1.	Business

Overview

We are a leading Appalachian coal supplier. We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of December 31, 2007, are supported by 32 active underground mines, 26 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines, allowing us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately.

Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 62% of our 2007 coal sales volume. The majority of our steam coal sales volume in 2007 consisted of high Btu (above 12,500 Btu content per pound), low sulfur (sulfur content of 1.5% or less) coal, which typically sells at a premium to lower-Btu, higher-sulfur steam coal. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 38% of our 2007 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke. We believe that the use of the coal we sell will grow as demand for power and steel increases.

During 2007, we sold a total of 28.5 million tons of steam and metallurgical coal and generated coal revenues of $1,639.2 million, EBITDA of $233.8 million and net income of $27.7 million. We define and reconcile EBITDA and explain its importance in Note 3 under “Selected Financial Data.” Our coal sales during 2007 consisted of 24.4 million tons of produced and processed coal, including 1.7 million tons purchased from third parties and processed at our processing plants or loading facilities prior to resale, and 4.1 million tons of purchased coal that we resold without processing. Approximately 64% of the purchased coal in 2007 was blended with coal produced from our mines prior to resale. Approximately 38% of our sales revenue in 2007 was derived from sales made outside the United States, primarily in Canada, Egypt, Belgium, Italy, Hungary, and Brazil.

As of December 31, 2007, we owned or leased 617.5 million tons of proven and probable coal reserves. Of our total proven and probable reserves, approximately 82% are low sulfur reserves, with approximately 57% having sulfur content below 1%. Approximately 89% of our total proven and probable reserves have a high Btu content which creates more energy per unit when burned compared to coals with lower Btu content. We believe that our total proven and probable reserves will support current production levels for more than 20 years.

As discussed in Note 24 to our financial statements, we have one reportable segment -- Coal Operations -- which consists of our coal extracting, processing and marketing operations, as well as our purchased coal sales function and certain other coal-related activities, including our recovery of coal incidental to our road construction operations. Our equipment and part sales and equipment repairs operations, terminal services, coal analysis services, leasing of mineral rights, and the non-coal recovery portion of our road construction operations described below under “-- Other Operations” are not included in our Coal Operations segment.

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

On December 13, 2002, the First Reserve Stockholders, who then owned 100% of the membership interests of ANR Holdings, acquired the majority of the Virginia coal operations of Pittston Coal Company (our “Predecessor”), a subsidiary of the Brink's Company (formerly known as The Pittston Company), through wholly-owned subsidiaries of ANR Holdings for $62.9 million.

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

On April 14, 2005, we sold the assets of our Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC's coal inventory, and the assumption by the buyer of certain liabilities of NKC.

On October 26, 2005, we acquired the Nicewonder Coal Group's coal reserves and operations in southern West Virginia and southwestern Virginia (“Nicewonder Acquisition”). The Nicewonder Acquisition, consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the business of Premium Energy, Inc. by merger. We paid an aggregate purchase price of $328.2 million in the Nicewonder Acquisition.  The operations we acquired from the Nicewonder Coal Group constitute our eighth business unit, Callaway Natural Resources.

On May 1, 2006, we acquired certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy (“Progress Acquisition”) for $28.8 million, including adjustments for working capital. The Progress Acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to our Enterprise business unit and have been integrated with Enterprise.

On December 28, 2006, our subsidiary, Palladian Lime, LLC (“Palladian”) acquired a 94% ownership interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky.  The consideration for acquisition consisted of (i) cash capital contributions of $10.3 million, (ii) a committed subordinated debt facility of up to $8.8 million provided to Gallatin by Palladian, of which $3.8 million was funded as of December 31, 2007 and (iii) a letter of credit procured for Gallatin’s benefit under our current senior credit facility in the amount of $2.6 million to cover project cost overruns. The first of two planned rotary pre-heater lime kilns is expected to be in production in the first quarter 2008 and will produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas, helping them to meet increasingly stringent air quality standards under the federal Clean Air Act. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. Approximately $22.3 million was spent on capital expenditures by Gallatin during 2007.  As of December 31, 2007, Gallatin borrowed $18.5 million for project financing.

On June 29, 2007, we paid $43.9 million for the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan.  The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway business unit.

Mining Methods

We produce coal using two mining methods: underground room and pillar mining using continuous mining equipment, and surface mining.

Underground Mining. Underground mines in the United States are typically operated using one of two different methods: room and pillar mining or longwall mining. In 2007, approximately 56% of our coal production volume from mines operated by our subsidiaries' employees and contractors came from underground mining operations using the room and pillar method with continuous mining equipment. In room and pillar mining, rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Continuous mining equipment is used to cut the coal from the mining face. Generally, openings are driven 20 feet wide, and the pillars are generally rectangular in shape, measuring 35-50 feet wide by 35-80 feet long. As mining advances, a grid-like pattern of entries and pillars is formed. Shuttle cars or continuous haulage units are used to transport coal from the continuous miner to the conveyor belt for transport to the surface. When mining advances to the end of a panel, retreat mining may begin. In retreat mining, coal is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned. The room and pillar method is often used to mine smaller coal blocks or thin or non-contiguous seams, and resource recovery ranges from 30% to 70%, with higher recovery rates applicable where retreat mining is combined with room and pillar mining.

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

Surface Mining. Surface mining is used when coal is found close to the surface. In 2007, approximately 44% of our coal production volume from mines operated by our subsidiaries' employees and contractors came from surface mines. This method involves the removal of overburden (earth and rock covering the coal) with heavy earthmoving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines using large, hydraulic operated excavators, rubber-tired diesel loaders and dozers. Resource recovery for surface mining is typically 90% or more.

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

Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Alpha exclusively mines bituminous coal, a “soft” black coal with a heat content that ranges from 9,500 to 15,000 Btus per pound. This coal is located primarily in Appalachia, Arizona, the Midwest, Colorado and Utah and is the type most commonly used for electric power generation in the United States. Bituminous coal is also used for metallurgical and industrial steam purposes. Of our estimated 617.5 million tons of proven and probable reserves, approximately 89% has a heat content above 12,500 Btus per pound.

Sulfur Content. Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coals are coals which have a sulfur content of 1.5% or less. Approximately 82% of our proven and probable reserves are low sulfur coal.

High sulfur coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by 50% to 90%. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal or by purchasing emission allowances on the open market, allowing the user to emit a predetermined amount of sulfur dioxide. Some older coal-fired plants have been retrofitted with scrubbers, although most have shifted to lower sulfur coals as their principal strategy for complying with Phase II of the Clean Air Act's Acid Rain regulations. We expect that any new coal-fired generation plant built in the United States will use clean coal-burning technology.

Ash & Moisture Content. Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal's weight.

Coking Characteristics. The coking characteristics of metallurgical coal are typically measured by the coal's fluidity, ARNU and volatility. Fluidity and ARNU tests measure the expansion and contraction of coal when it is heated under laboratory conditions to determine the strength of coke that could be produced from a given coal. Typically, higher numbers on these tests indicate higher coke strength. Volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of metallurgical coal determines the percentage of feed coal that actually becomes coke, known as coke yield. Coal with a lower volatility produces a higher coke yield and is more highly valued than coal with a higher volatility, all other metallurgical characteristics being equal.

Mining Operations

We currently have eight regional business units, operating in Virginia, West Virginia, Pennsylvania, and Kentucky.  As of December 31, 2007, these business units include 11 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 58 active mines (some of which are operated by third parties under contracts with us), using two mining methods, underground room and pillar and surface mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars or continuous haulage, roof bolters, and various ancillary equipment. Our surface mines are a combination of mountain top removal, contour, highwall miner, and auger operations using truck/loader - excavator equipment fleets along with large production tractors. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2007, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Within each regional business unit, mines have been developed at strategic locations in close proximity to our preparation plants and rail shipping facilities. Coal is transported from our regional business units to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities.

The following table provides location and summary information regarding our eight regional business units and the preparation plants and active mines associated with these business units as of December 31, 2007:

Regional Business Units

			Number and Type of
			Mines as of
			December 31, 2007
		Preparation plant(s) as of	Under-				2007 Production of Saleable Tons
Regional Business Unit	Location	December 31, 2007	ground	Surface	Total	Railroad	(in 000's)(1)

Paramont	Virginia	Toms Creek	6	4	10	NS	5,112
Dickenson-Russell	Virginia	McClure River and Moss#3	4	1	5	CSX, NS	2,143
Kingwood	West Virginia	Whitetail	2	--	2	CSX	1,630
Brooks Run North	West Virginia	Erbacon	2	1	3	CSX	2,149
Brooks Run South	West Virginia	Litwar and Kepler	11	--	11	NS	2,841
AMFIRE	Pennsylvania	Clymer and Portage	5	14	19	NS	3,157
Enterprise	Kentucky	Roxana	1	3	4	CSX	2,768
Callaway	West Virginia/ Virginia	Black Bear	1	3	4	NS	4,403
		Total	32	26	58		24,203

(1)	Includes coal purchased from third-party producers that was processed at our subsidiaries' preparation plants in 2007.

          CSX Railroad = CSX
          Norfolk Southern Railroad = NS

    The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, and environmental permit timing and preparation plant capacity.

    The following provides a brief description of our business units as of December 31, 2007.

Virginia / Kentucky Operations

Paramont. Our Paramont business unit produces coal from six underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by independent contractors. The coal from these mining operations is transported by truck to the Toms Creek preparation plant operated by Paramont, or the McClure River or Moss #3 preparation plants operated by Dickenson-Russell. At the preparation plant, the coal is cleaned, blended and loaded onto rail for shipment to customers. Paramont also operates four truck/loader surface mines. One of these surface mines is operated by independent contractors. The coal produced by the surface mines is transported to one of our preparation plants or raw coal loading docks where it is blended and loaded onto rail for shipment to customers. During 2007, Paramont purchased approximately 126,000 tons of coal from third parties that was blended with Paramont's coal and shipped to our customers. As of December 31, 2007, the Paramont business unit was operating at a capacity to ship approximately five and one half million tons per year.

Dickenson-Russell. Our Dickenson-Russell business unit produces coal from four underground mines using continuous miners and the room and pillar mining method. The coal is transported by truck to the McClure River or Moss #3 preparation plants operated by Dickenson-Russell or the Toms Creek preparation plant operated by Paramont where it is cleaned, blended and loaded on rail or truck for shipment to customers. The Dickenson-Russell business unit also operates a fine coal recovery dredge operation where fine coals that were previously discarded by the coal cleaning process are recovered, cleaned, and blended with other coals for sale. During 2007, Dickenson-Russell purchased approximately 70,000 tons of coal from third parties that was blended with Dickenson-Russell's coal and shipped to our customers. As of December 31, 2007, the Dickenson-Russell business unit was operating at a capacity to ship approximately two million tons per year.

Enterprise. Our Enterprise business unit produces coal from one underground mine, using continuous miners and the room and pillar mining method. The underground mine is staffed and operated by Enterprise employees. The coal from this underground mine is transported by truck to the Roxana coal preparation plant operated by Enterprise where it is cleaned, blended and loaded onto rail for shipment to customers. Enterprise also has three truck/loader surface mines, two of which are operated by independent contractors. The coal produced by the surface mine is transported to the Roxana preparation plant and Pioneer load-out facility where it is blended and loaded onto rail for shipment to customers. During 2007, Enterprise purchased approximately 118,000 tons of coal from third parties that was blended with Enterprise's coal and shipped to our customers. As of December 31, 2007, the Enterprise business unit was operating at a capacity to ship approximately three million tons per year. The Progress Acquisition was included in the Enterprise operations beginning May 2006.

West Virginia Operations

Kingwood. Our Kingwood business unit produces coal from two underground mines using continuous miners and the room and pillar mining method. One mine is staffed and operated by our Kingwood employees and one is operated by an independent contractor. The coal is belted to the Whitetail preparation plant operated by Kingwood where it is cleaned and loaded onto rail or truck for shipment to customers. During 2007, Kingwood purchased approximately 156,000 tons of coal from third parties that was blended with Kingwood's coal and shipped to our customers. As of December 31, 2007, the Kingwood business unit was operating at a capacity to ship approximately one and one-half million tons per year.

Brooks Run North. Our Brooks Run North business unit produces coal from two underground mines using continuous miners and the room and pillar mining method. The Brooks Run North operation is staffed and operated by Brooks Run North employees. The coal is transported by truck to the Erbacon preparation plant operated by Brooks Run North where it is cleaned, blended and loaded onto rail for shipment to customers. The Brooks Run North business unit has one surface mine operated by Brooks Run North employees.  As of December 31, 2007, the Brooks Run North business unit was operating at a capacity to ship approximately two million tons per year.

Brooks Run South. Our Brooks Run South business unit produces coal from eleven underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by our employees, and the others are operated by independent contractors. The coal is transported by truck or rail to the Litwar and Kepler preparation plants operated by Brooks Run South or the Moss #3 plant operated by Dickenson-Russell, where it is cleaned, blended and loaded onto rail for shipment to customers.  During 2007, the Brooks Run South business unit purchased approximately 942,000 tons of coal from third parties that was blended with other coals and shipped to our customers. As of December 31, 2007, the Brooks Run South business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

Callaway. Our Callaway business unit produces coal from three surface mining operations operated by our Callaway employees and one underground mine operated by our subsidiary Cobra Natural Resources, LLC (Cobra) using continuous miners and the room and pillar mining method.  Callaway also recovers coal from the road construction business operated by our subsidiary Nicewonder Contracting, Inc. (NCI).  Coal from the three surface mines and NCI is transported by truck to the Black Bear preparation plant or the Ben Creek or Mate Creek loadouts operated by Cobra or the Virginia Energy loadout operated by Callaway where the coal is cleaned, blended, and loaded onto rail for shipment to customers. Coal from the underground mine is belted to the Black Bear preparation plant where it is cleaned and then loaded into railcars at the Ben Creek loadout for shipment to our customers. Callaway purchased approximately 138,000 tons of coal from third parties in 2007.  As of December 31, 2007, the Callaway business unit was operating at a capacity to ship approximately five million tons per year, including coal recovered by NCI as part of its road construction business.

Pennsylvania Operations

AMFIRE. Our AMFIRE business unit produces coal from five underground mines using continuous miners and the room and pillar mining method. All of the underground mining operations at AMFIRE are staffed and operated by AMFIRE employees. The underground coal is delivered directly by truck to the customer, or to the Clymer or Portage coal preparation plants or raw coal loading docks where it is cleaned, blended and loaded onto rail or truck for shipment to customers. AMFIRE also operates fourteen truck/loader surface mines, eight of which are operated by independent contractors. The surface mined coal is delivered directly by truck to the customer or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is blended and loaded onto rail or truck for shipment to customers. During 2007, AMFIRE purchased approximately 75,000 tons of coal from third parties that was blended with AMFIRE's coal and shipped to our customers. As of December 31, 2007, the AMFIRE business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

Marketing, Sales and Customer Contracts

Our marketing and sales force, which is principally based in Abingdon, Virginia, included 41 employees as of December 31, 2007, and consists of sales managers, distribution/traffic managers and administrative personnel. In addition to selling coal produced in our eight regional business units, we are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our overall sales philosophy is to focus first on the customer's individual needs and specifications, as opposed to simply selling our production inventory. By offering coal of both steam and metallurgical grades to provide specific qualities of heat content, sulfur and ash, and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and provides us with the ability to sustain high sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities and steel manufacturers who have been customers of ours or our Predecessor and acquired companies for decades.

We sold a total of 28.5 million tons of coal in 2007, consisting of 24.4 million tons of produced and processed coal and 4.1 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 5.8 million tons in 2007, approximately 3.7 million tons were blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. Approximately 1.7 million tons of our 2007 purchased coal sales were processed by us, meaning we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. We sold a total of 29.1 million tons of coal in 2006, consisting of 24.7 million tons of produced and processed coal and 4.4 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 5.8 million tons in 2006, approximately 3.9 million tons were blended prior to resale.  Approximately 1.4 million tons of our 2006 purchased coal sales were processed by us. We sold a total of 26.7 million tons of coal in 2005, consisting of 20.6 million tons of produced and processed coal and 6.1 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 7.6 million tons in 2005, approximately 5.0 million tons were blended prior to resale. Approximately 1.5 million tons of our 2005 purchased coal sales were processed by us.  The breakdown of tons sold by market served for 2007, 2006 and 2005 is set forth in the table below:

	Steam Coal Sales (1)		Metallurgical Coal Sales
Year	Tons	% of Total Sales	Tons	% of Total Sales
	(In millions, except percentages)
2007	17.5	62%	11.0	38%
2006	19.1	66%	10.0	34%
2005	16.7	62%	10.0	38%

(1)
Steam coal sales include sales to utility and industrial customers. Sales of steam coal to industrial customers, who we define as consumers of steam coal who do not generate electricity for sale to third parties, accounted for approximately 3%, 4% and 3% of total sales in 2007, 2006 and 2005, respectively.

(2)
Our sales of steam coal during 2007, 2006 and 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in countries in Europe, Asia and South America.

We sold coal to over 100 different customers in 2007. Our top ten customers in 2007 accounted for approximately 42% of 2007 revenues and our largest customer during 2007 accounted for approximately 8% of 2007 revenues. The following table provides information regarding our exports (including to Canada) in 2007, 2006 and 2005 by revenues and tons sold:

Year	Export Tons Sold	Export Tons Sold as a Percentage of Total Coal Sales	Export Sale Revenues (1)	Export Sales Revenue as a Percentage of Total Revenues
	(In millions, except percentages)
2007	7.8	27%	$705.4	38%
2006	7.2	25%	$668.8	35%
2005	8.4	31%	$737.1	45%

(1)
Export sale revenues in 2007, 2006 and 2005 include approximately $1.2 million, $0.7 million and $0.6 million, respectively, in equipment export sales from our Maxxim Rebuild business. All other export sale revenues are coal revenues and freight and handling revenues.

Our export shipments during 2007, 2006 and 2005 serviced customers in 14, 18 and 16 countries, respectively, across North America, Europe, South America, Asia and Africa. Canada was our largest export market in 2007, with sales to Canada accounting for approximately 15% of export revenues and 6% of total revenues. Canada was our largest export market in 2006 and 2005, with sales to Canada accounting for approximately 17% and 15% of export revenues, respectively, and 6% and 7% of total revenues, respectively.  All of our sales are made in U.S. dollars, which reduces foreign currency risk. A portion of our sales are subject to seasonal fluctuation, with sales to certain customers being curtailed during the winter months due to the freezing of lakes that we use to transport coal to those customers.

As is customary in the coal industry, when market conditions are appropriate and particularly in the steam coal market, we enter into long-term contracts (exceeding one year in duration) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. A significant majority of our steam coal sales are shipped under long-term contracts. The majority of the metallurgical coal sales contracts we entered into during 2005 and 2006 were long-term contracts. During 2007, approximately 81% and 44% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts and during 2006, approximately 63% and 45% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.

At December 31, 2007, 95% of our planned 2008 production was committed and priced and less than 1% was committed and unpriced, with approximately 1.2 million tons uncommitted. Committed steam coal prices for 2008 average $48.64 per ton and met coal prices average $81.27 per ton.  At December 31, 2007, we had commitments to purchase 3.5 million tons of coal during 2008.

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

Distribution

We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer's needs. Our produced and processed coal is loaded from our eleven preparation plants and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 59% of total shipments of coal volume produced and processed coal from our mines to the preparation plant to the customer in 2007. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2007, approximately 5% of our coal sales were delivered to our customers through transport on the Great Lakes, approximately 16% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 6% was moved through the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates, and less than 1% was moved through the export terminals at Baltimore, Maryland and New Orleans, LA. We own a 32.5% interest in the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates. See “Other Operations.”

Competition

With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and with a large number of western coal producers in the markets that we serve. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. We face limited competition from imports for our domestic customers. As of September 2007, 3% of total U.S. coal consumption in 2007 was imported. Excess industry capacity, which has occurred in the past, tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 93% of 2007 domestic coal consumption as of September 2007. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.

Demand for our metallurgical coal and the prices that we will be able to obtain for metallurgical coal will depend to a large extent on the demand for U.S. and international steel, which is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export metallurgical market, during 2007 and 2006, we largely competed with producers from Australia, Canada, and other international producers of metallurgical coal.

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

Other Operations

We have other operations and activities in addition to our normal coal production, processing and sales business, including:

Road Construction Business. NCI operates a road construction business under a contract with the State of West Virginia Department of Transportation. Pursuant to the contract, NCI is building approximately 11 miles of rough grade road in West Virginia over the next two to three years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. As the road is constructed any coal recovered is sold by NCI as part of its coal operations.  The Company also has other minor road construction projects in conjunction with other surface mining operations.

Maxxim Rebuild. We own Maxxim Rebuild Co., LLC, a mining equipment company with facilities in Kentucky and Virginia. This business largely consists of repairing and reselling equipment and parts used in surface mining and in supporting preparation plant operations. Maxxim Rebuild had revenues of $29.2 million for 2007, of which approximately 87% was generated by services provided to our other subsidiaries and approximately 13% was generated by sales to external customers, including $1.2 million to export customers.

Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 32.5% interest in Dominion Terminal Associates, a 22 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1982, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2007, we shipped a total of 1.8 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for operating expenses, which are partially offset by payments we receive for transportation incentive payments and for renting our unused storage space in the terminal to third parties. Our cash payments for expenses for the terminal in 2007 were $4.1 million, partially offset by payments received in 2007 of $2.7 million. The terminal is held in a partnership with subsidiaries of three other companies, Dominion Energy (20%), Arch Coal (17.5%) and Peabody Energy (30%).  We and our other interested partners were pursuing an investment of approximately $35.0 for the construction of a new import facility at the terminal.  During 2007, the previously indicated demand by electric utilities for import coals shifted, with the result that there is insufficient demand to warrant the project. Consequently, the project has been deferred.

Gallatin Materials LLC.  On December 28, 2006, our subsidiary, Palladian Lime, LLC (“Palladian”) acquired a 94% ownership interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky by assuming liabilities in the amount of $3.6 million consisting of a note payable in the amount of $1.8 million and accounts payable and accrued expenses in the amount of $1.7 million. The liabilities assumed were allocated to fair value of assets acquired consisting mainly of intangible assets.  In addition, Palladin agreed to and made (i) cash capital contributions of $10.3 million, of which $3.3 million was funded as of December 31, 2006, (ii) a committed subordinated debt facility of up to $8.8 million provided to Gallatin by Palladian, of which $3.8 million was funded as of December 31, 2007 and (iii) a letter of credit procured for Gallatin’s benefit under our current senior credit facility in the amount of $2.6 million to cover project cost overruns. The first of two planned rotary pre-heater lime kilns is expected to be in production in the first quarter 2008 and will produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas, helping them to meet increasingly stringent air quality standards under the federal Clean Air Act. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. Approximately $22.3 million was spent on capital expenditures by Gallatin during 2007.  As of December 31, 2007, Gallatin borrowed $18.5 million for project financing.

Gallatin will produce two basic qualities of lime. High calcium lime is used by both the steel industry as a fluxing agent in both electric arc and basic oxygen furnaces and the utility industry as a scrubbing agent for flue gas desulphurization.  Gallatin’s medium magnesium lime is only used by the steel industry as a fluxing agent.

Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Employee and Labor Relations

Approximately 96% of our coal production in 2007 came from mines operated by union-free employees, and as of December 31, 2007, over 94% of 3,640 employees were union-free. We believe our employee relations are good, and there have been no material work stoppages at any of our properties in the past ten years.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and quantities.  These requirements have had, and will continue to have, a significant effect on our production costs and our competitive position.  More stringent future requirements may impose substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. We intend to respond to any such future regulatory requirements at the appropriate time by implementing necessary modifications to facilities or operating procedures. Future requirements, such as those related to greenhouse gas emissions, may also cause coal to become a less attractive fuel source, thereby reducing coal's share of the market for fuels used to generate electricity. Any such requirements may adversely affect our mining operations, cost structure, revenues, or the ability of our customers to use coal.

We strive to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations. However, because of extensive and comprehensive regulatory requirements along with changing interpretations of these requirements, violations occur from time to time.  Since our inception in 2002, none of the assessed violations or associated monetary penalties has been material to our operations. Nonetheless, we expect that future liability under or compliance with environmental, health and safety requirements could have a material effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, could be imposed under the laws described below. Monetary sanctions and, in severe circumstances, criminal sanctions could be imposed for failure to comply with these laws.

As of December 31, 2007, we had accrued $91.2 million for reclamation liabilities and mine closures, including $8.2 million of current liabilities.

Climate Change. One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including emissions from coal-fired power plants. Congress is actively considering legislation to reduce greenhouse gas emissions in the United States, and there are a number of state and regional initiatives underway.  Efforts to reduce greenhouse gas emissions could adversely affect the price and demand for coal.

The United States has not ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change (the “Protocol”), which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases. However, the United States is actively participating in various international initiatives to reduce greenhouse gas emissions, including negotiations for a new international climate treaty to replace the Protocol. Under the current schedule, the new treaty would be agreed to in late 2009.

In addition to possible future U.S. treaty obligations, regulation of greenhouse gases in the United States could occur pursuant to federal legislation, regulatory changes under the Clean Air Act, state initiatives, or otherwise. At the federal level, Congress is actively considering numerous climate change bills, including bills that would establish nationwide cap-and-trade programs to reduce greenhouse gas emissions.  Most prominently, in 2007 the Lieberman-Warner America's Climate Security Act passed the Senate Environment and Public Works Committee," and this bill or similar legislation is expected to be taken up by the full Senate during 2008.

To date, the U.S. Environmental Protection Agency (“EPA”) has not regulated carbon dioxide emissions.  In 2007, however, the U.S. Supreme Court ruled in Massachusetts v. Environmental Protection Agency that the Clean Air Act gives EPA the authority to regulate vehicle tailpipe emissions of greenhouse gases and that EPA had not yet articulated a reasonable basis for not issuing such regulation.  A similar lawsuit, currently pending before the U.S. Court of Appeals for the District of Columbia Circuit, challenges EPA’s failure in 2006 to regulate carbon dioxide in its new source performance standards covering power plants and industrial boilers.  These lawsuits could result in the issuance of a court order requiring the EPA to set emission limitations for carbon dioxide from stationary sources such as power plants.

State and regional climate change initiatives may take effect before federal action. Ten Northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont) have entered the Regional Greenhouse Gas Initiative (“RGGI”) Agreement, calling for a ten percent reduction of carbon dioxide emissions by 2018, with state programs to be launched by January 1, 2009. Participating states are developing their state rules pursuant to a model rule issued by RGGI. Another group of Northeastern states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont), joined by New York City, have brought a court action seeking to declare carbon dioxide emissions from power plants to be a public nuisance.  A decision is pending before the U.S. Court of Appeals for the Second Circuit. Climate change developments are also taking place on the west coast. In September 2006, California adopted greenhouse gas legislation that prohibits long-term base-load generation from having a greenhouse gas emissions rate greater than that of a combined cycle natural gas generator and that allows for long-term deals with generators that sequester carbon emissions. In January 2007, the California Public Utility Commission adopted regulations implementing the new legislation and establishing the greenhouse gas emission standard at 1,100 pounds of carbon dioxide per megawatt-hour.  In February 2007, Arizona, California, New Mexico, Oregon and Washington, later joined by Montana, Utah, and two Canadian provinces, announced the Western Regional Climate Action Initiative to develop a regional target to reduce greenhouse gas emissions and to devise a market-based program to meet the target.

Implementation of these or any other climate change standards or initiatives will likely require additional controls on coal-fired power plants and industrial boilers and may even cause some users of our coal to switch from coal to a lower carbon fuel or more generally reduce the demand for coal-fired electricity generation. This could result in an indeterminate decrease in price and demand for coal nationally.

Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations.  The permitting process requires us to present data to federal, state or local authorities pertaining to the effects or impacts that any of our proposed production, processing of coal, or other activities may have upon the environment. The authorization, permitting and/or implementation requirements imposed by the permits or authorizations may be costly, time and resource consuming, and may delay commencement or continuation of our operations. Also, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and/or deny or cause delay in the issuance of additional permits if an officer, director or a stockholder with a 10% or greater interest in an affiliated entity has violated federal or state mining laws or if that person is in a position to control another entity that has outstanding permit violations.

Typically, our necessary permit applications are submitted several months, or even years, before we plan to begin mining a new area. Although some permits or authorizations may take six months or longer to obtain, in the past we have generally obtained our mining permits without significant delay. However, as there have been a growing number of court challenges filed against agency decisions to issue coal mining permits, we cannot be sure that difficulty in obtaining timely permits in the future will not occur.

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals from the OSM, or from the applicable state agency if the state agency has obtained primacy. States in which we have active mining operations have achieved primacy.

SMCRA permit provisions and performance standards include a complex set of requirements which include, but are not limited to the following: reclamation performance bonds, coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; disposal of excess spoil; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; post mining land use development; re-vegetation: compliance with many other major environmental statutes, including the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).  Also, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. In 2007 and 2006, we recorded $5.0 million of expenses for this reclamation tax each year.

Surety Bonds. Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including, but not limited to, mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other miscellaneous obligations. We have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. We also have a committed bonding facility with the Chubb Group of Insurance Companies, pursuant to which Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. In 2007, we added a third facility with Safeco Insurance Company of America whereas they have agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $35.0 million. As of December 31, 2007, we have posted an aggregate of $142.5 million in reclamation bonds and $10.2 million of other types of bonds under these facilities.

Clean Air Act. The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. As many of these regulatory programs are still under development or are subject to judicial challenge, it is not always possible to determine their impact on coal demand nation wide.  In addition to the greenhouse gas issues discussed above, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

·
Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 Megawatts. Generally, the affected electricity generators have sought to meet these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Because the Acid Rain program is a mature program, we believe that the impact of this regulation has been factored into the demand for coal nationally. Accordingly, we do not believe that the Acid Rain program standing alone will continue to impact the demand for coal nationally.

·
Fine Particulate Matter. The Clean Air Act requires EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10, and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. EPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to twelve years from the date of designation to secure emissions reductions from sources contributing to the problem. Meeting the new PM2.5 standard may require reductions of nitrogen oxide and sulfur dioxide emissions that are separate and distinct from the reductions that may be required under any other program. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fired plants and all plants in “non-attainment” areas. The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Ozone. EPA has recently proposed a range of reductions to the existing ozone NAAQS. In 2008, EPA plans to promulgate a revised ozone NAAQS. If the ozone NAAQS is reduced, significant additional emissions control expenditures may be required at coal-fired power plants to meet the revised ozone NAAQS. Nitrogen oxides, which are a by-product of coal combustion, are classified as an ozone precursor. Accordingly, we expect that there may be additional emissions control requirements necessary on new and expanded coal-fired power plants and industrial boilers in the years ahead.  The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
NOx SIP Call. In 1998, EPA established the NOx SIP Call program to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said they could not meet federal air quality standards because of migrating pollution. The program was designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia, which were required to submit revised State Implementation Plans (“SIPs”) in 2005. Coal fired power plants installed and continue to install additional control measures, such as selective catalytic reduction devices, in order to comply with the NOx SIP Call. Since affected companies have already invested in the controls necessary to comply with this rule, we believe that the impact of the NOx SIP Call has been factored in to the demand for coal nationally.

·
Clean Air Interstate Rule. In 2005, EPA issued the Clean Air Interstate Rule (“CAIR”) requiring power plants in 29 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide. CAIR requires states to regulate power plants under a cap and trade program similar to the system now in effect for acid deposition control. When fully implemented, CAIR is expected to reduce regional sulfur dioxide emissions by over 70% and nitrogen oxides emissions by over 60% from 2003 levels. CAIR may require many coal-fired electricity generation plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low sulfur coal at these plants and thereby potentially reduce market prices for low sulfur coal. CAIR may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Clean Air Mercury Rule. In 2005, EPA issued the Clean Air Mercury Rule to to establish mercury emissions limits from new and existing coal-fired power plants and create a market-based cap-and-trade program that is expected to reduce nationwide utility emissions of mercury in two phases. In February 2008, a federal court of appeals vacated the Clean Air Mercury Rule as insufficiently stringent.  EPA’s response to the court’s decision and other federal and state limitations on mercury emissions from power plants may adversely affect the demand for coal. In 2006, also EPA proposed a federal plan to directly regulate mercury emissions from coal-fired power plants where certain states have not provided their own plans. The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Regional Haze. EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. Each state affected by this EPA program was required to submit to EPA by December 17, 2007, a Regional Haze SIP to achieve the goals of the program. Few states met the December deadline, but most affected states are planning on submitting their Regional Haze SIP by the first quarter of 2008. The program may require coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. The regional haze program may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
New Source Review. A number of pending regulatory changes and court actions will affect the scope of EPA’s new source review program, which under certain circumstances requires existing coal-fired power plants to install the more stringent air emissions control equipment required of new plants.  The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not known, we are unable to predict the magnitude of the impact.

·
State Initiatives. The Clean Air Act generally authorizes states to issue air emissions regulations more stringent than the federal regulations.  In addition to the federal programs, several states have proposed or adopted legislation or regulations limiting air emissions, such as sulfur dioxide, nitrogen oxide, and mercury, from coal-fired power plants.

Clean Water Act. The Clean Water Act and comparable state laws that regulate waste water discharges and certain dredge and fill activities waters of the United States (“Jurisdictional Waters”) may affect coal mining operations both directly and indirectly. The Clean Water Act requirements that may directly or indirectly affect our operations include, but are not limited to, the following:

·
Wastewater Discharges. Section 402 of the Clean Water Act establishes in-stream water quality criteria and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Many of our operations are required to obtain NPDES permits, and regular monitoring and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of NPDES permits. The imposition of future restrictions on the discharge of certain pollutants into waters of the United States could affect the permitting process, increase the costs and difficulty of obtaining and complying with NPDES permits and could adversely affect our coal production.  Any more stringent discharge limits placed on ash handling facilities or other operations at coal-fired power plants also could adversely affect the price and demand for coal.

In 2007, the USEPA filed a lawsuit against a major coal company for alleged violations of the Clean Water Act that lead to a settlement in which the company recently agreed to pay a $20 million penalty.  As a result of this lawsuit it is anticipated that the NPDES compliance of all coal companies will come under greater scrutiny.

The Clean Water Act also empowers states to develop and enforce “in stream” water quality standards, establish “total maximum daily load” limitations for stream segments designated as impaired, and adopt anti-degradation restrictions for high quality waters.  Under each of these programs, our discharges and those of coal-fired power plants could be subject to substantially more stringent discharge limits.  In particular, some of our operations currently discharge effluents into stream segments that have been designated as impaired and the adoption of new TMDL related effluent limitations for our coal mines could require more costly water treatment and could adversely affect our coal production.

·
Dredge and Fill Permits. Certain of our activities involving road building, placement of excess material, and mine development require a Section 404 dredge and fill permit from the Army Corps of Engineers (“COE”) and a Section 401 certification or its equivalent from the state in which the mining activities are proposed.  In recent years, the Section 404 permitting process has faced various challenges, and is subject to ongoing challenges, in the courts.   These challenges have resulted in increased costs and delays in the permitting process. Pending decisions to active challenges could cause additional increases in the costs, time and difficulty associated with obtaining and complying with the permits, and could, as a result, adversely affect our coal production.

Mine Safety and Health. Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. In reaction to the recent mine accidents in West Virginia, state and federal legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the Mine Improvement and New Emergency Response Act (“MINER Act”), which imposed additional burdens on coal operators, including (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) establishing additional requirements for mine rescue teams, and (c) promptly notifying federal authorities in the event of a certain events, (ii) increased penalties for violations of the applicable federal laws and regulations, and (iii) the requirement that new standards be implemented regarding the manner in which closed areas of underground mines are sealed, and (iv) other matters. Various states also have enacted their own new laws and regulations addressing many of these same subjects. While existing and proposed regulations have a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation.

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface- mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. In 2007, we recorded $13.3 million of expense related to this excise tax.

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

Endangered Species Act. The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the areas in which we operate are protected under the ESA and compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. However, based on the species that have been identified to date and the current application of applicable laws and regulations, we do not believe there are any species protected under the ESA that would materially and adversely affect our ability to obtain permits and mine coal from our properties in accordance with current mining plans. The U. S. Fish and Wildlife Service is working closely with OSM and State regulatory agencies to insure that species subject to the ESA are protected from mining-related impacts. Should more stringent ESA protective measures be applied, then we could experience increased operating costs or difficulty in obtaining future mining permits.

Resource Conservation and Recovery Act (“RCRA”). Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from RCRA.  However, if mining operations are subjected to RCRA in the future, compliance with RCRA requirements could affect coal mining operations by establishing additional requirements for the treatment, storage, and disposal of wastes generated by coal mining activities.

EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill, and OSM is currently developing these regulations. The agency also concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability.

Federal and State Superfund Statutes. Superfund and similar state laws may affect coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others regardless of fault. In addition, although unlikely due to the stringent nature of the current SMCRA regulations, mining operations may have reporting obligations under the Emergency Planning and Community Right to Know Act and the Superfund Amendments and Reauthorization Act.  The Company has received no Superfund-related notices for any of its operations.

Davis-Bacon Act.  The State of West Virginia adopted in major part the Davis-Bacon Act of 1931.  Due to our road construction business with the State of West Virginia, we may be required to pay wages that comply with the Davis-Bacon Act.  Generally, the Davis-Bacon Act stipulates that every contract in excess of $2,000, to which the United States or the District of Columbia is a party, for construction, alteration, and/or repair, including painting and decorating, of public buildings or public works of the United States or the District of Columbia within the geographical limits of the States of the Union or the District of Columbia, and which requires or involves the employment of mechanics and/or laborers shall contain a provision stating the minimum wages to be paid various classes of laborers and mechanics which shall be based upon the wages that will be determined by the Secretary of Labor to be prevailing for the corresponding classes of laborers and mechanics employed on projects of a character similar to the contract work in the city, town, village, or other civil subdivision of the State in which the work is to be performed.

In December 2004, prior to our Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary after the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of December 31, 2007, the Company recorded a $6.1 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

Item 1A.	Risk Factors

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. The prices we receive for coal depend upon factors beyond our control, including:

·	the supply of and demand for domestic and foreign coal;

·	the demand for electricity;

·	domestic and foreign demand for steel and the continued financial viability of the domestic and/or foreign steel industry;

·	interruptions due to transportation delays;

·	domestic and foreign governmental regulations and taxes;

·	air emission standards for coal-fired power plants;

·	regulatory, administrative, and judicial decisions;

·	the price and availability of alternative fuels, including the effects of technological developments;

·	the effect of worldwide energy conservation measures; and

·	the proximity to, capacity of, and cost of transportation and port facilities.

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

A majority of our coal mining operations are conducted in underground mines and the balance of our operations is at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we or our Predecessor have experienced in the past include:

·	enactments of new safety regulations or changes in interpretations of current regulations.

·	delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights;

·	the termination of material contracts by state or other governmental authorities;

·	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

·	mining and processing equipment failures and unexpected maintenance problems;

·	limited availability of mining and processing equipment and parts from suppliers;

·	the proximity to, capacity of, and cost of transportation facilities;

·	adverse weather and natural disasters, such as heavy rains and flooding;

·	accidental mine water discharges;

·	the unavailability of qualified labor;

·	strikes and other labor-related interruptions; and

·	unexpected mine safety accidents, including fires and explosions from methane and other sources.

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently for varying lengths of time, which could adversely affect our operating results. For example, Hurricanes Katrina and Rita, which struck the Gulf Coast in August and September 2005, resulted in delayed shipments of our coal to our customers.

Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for approximately 62% and 66% of our coal sales volume during 2007 and 2006, respectively. The majority of our sales of steam coal for 2007 and 2006 were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. We expect many new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 38% and 34% of our coal sales volume during 2007 and 2006, respectively. In recent years, U.S. steel producers have experienced a substantial decline in the prices received for their products, due at least in part to a heavy volume of foreign steel imported into the United States. Any deterioration in conditions in the U.S. steel industry would reduce the demand for our metallurgical coal and could impact the collectibility of our accounts receivable from U.S. steel industry customers. In addition, the U.S. steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use coke. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. If the demand and pricing for metallurgical coal in international markets decreases in the future, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Demand for our coal changes seasonally and could have an adverse effect on the timing of our cash flows and our ability to service our existing and future indebtedness.

Our business is seasonal, with operating results varying from quarter to quarter. We have historically experienced lower sales during winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers. As a result, our first quarter may be negatively impacted. Lower than expected sales by us during this period could have an adverse affect on the timing of our cash flows and therefore our ability to service our obligations with respect to our existing and future indebtedness.

A decline in demand for metallurgical coal would limit our ability to sell our high quality steam coal as higher-priced metallurgical coal and could affect the economic viability of certain of our mines that have higher operating costs.

Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the metallurgical and steam coal markets. We decide whether to mine, process and market these coals as metallurgical or steam coal based on management's assessment as to which market is likely to provide us with a higher margin. We consider a number of factors when making this assessment, including the difference between the current and anticipated future market prices of steam coal and metallurgical coal, the lower volume of saleable tons that results from producing a given quantity of reserves for sale in the metallurgical market instead of the steam market, the increased costs incurred in producing coal for sale in the metallurgical market instead of the steam market, the likelihood of being able to secure a longer-term sales commitment by selling coal into the steam market and our contractual commitments to deliver different types of coals to our customers. A decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, thereby reducing our revenues and profitability.

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

Since our formation and the acquisition of our Predecessor in December 2002, we have completed six significant acquisitions and several smaller acquisitions and investments. We continually seek to expand our operations and coal reserves through acquisitions. If we are unable to successfully integrate the companies, businesses or properties we are able to acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition or results of operations. Acquisition transactions involve various inherent risks, including:

·
uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mine safety liabilities) of, acquisition candidates;

·	the potential loss of key customers, management and employees of an acquired business;

·	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition;

·	problems that could arise from the integration of the acquired business; and

·	unanticipated changes in business, industry, market, or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

    Any one or more of these factors could cause us not to realize the benefits anticipated to result from an acquisition.

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. For instance, in connection with the Nicewonder Acquisition in October 2005, we issued and subsequently repaid $221.0 million principal amount of promissory installment notes of one of our indirect, wholly-owned subsidiaries, we issued 2,180,233 shares of our common stock valued at approximately $53.2 million, and we entered into a new $525.0 million credit facility, a portion of the net proceeds of which we used to pay the cash purchase price and acquisition expenses and the first installment of principal due on the promissory notes. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

The inability of the sellers of our Predecessor and acquired companies to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

In the acquisition agreements we entered into with the sellers of our Predecessor and acquired companies, including the acquisition agreements we entered into related to the Nicewonder and Progress acquisitions, the respective sellers and, in some of our acquisitions, their parent companies, agreed to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities, such as workers' compensation liabilities, black lung liabilities, postretirement medical liabilities and certain environmental or mine safety liabilities. The failure of any seller and, if applicable, its parent company, to satisfy their obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position if claimants successfully assert that we are liable for those claims and/or retained liabilities. The obligations of the sellers and, in some instances, their parent companies, to indemnify us with respect to their retained liabilities will continue for a substantial period of time, and in some cases indefinitely. The sellers' indemnification obligations with respect to breaches of their representations and warranties in the acquisition agreements will terminate upon expiration of the applicable indemnification period (generally 18-24 months from the acquisition date for most representations and warranties, and from two to five years from the acquisition date for environmental representations and warranties), are subject to deductible amounts and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position. See “-- If our assumptions regarding our likely future expenses related to benefits for non-active employees are incorrect, then expenditures for these benefits could be materially higher than we have predicted.”

Our inability to continue or expand the existing road construction and mining business of the Nicewonder Companies could adversely affect the expected benefits from the Nicewonder Acquisition.

One of our subsidiaries acquired the business of Nicewonder Contracting, Inc. (“NCI”) pursuant to the Nicewonder acquisition. NCI operates a road construction business under a contract with the State of West Virginia. Pursuant to the contract, NCI is building approximately 11 miles of rough grade highway in West Virginia over the next two to three years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. In the course of the road construction, NCI will recover any coal encountered and sell the coal to its customers, subject to certain costs, including coal loading, transportation, coal royalty payments and applicable taxes and fees.

The State of West Virginia has only approved funding for a portion of this road construction. If West Virginia does not fund the remaining sections of the highway project, it would adversely affect NCI's earnings. Even if West Virginia funds the remainder of this project through the next two to three years, we are uncertain whether the state will fund any similar projects in the future. In addition, we had no experience conducting and completing road projects prior to the Nicewonder Acquisition and we will continue to rely on the expertise of the NCI employees to operate the project, and will rely on such employees to operate any other road projects we may undertake.

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

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they will have any monetary expense from this ruling. As of December 31, 2007, the Company recorded a $6.1 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

If the plaintiffs are successful, the litigation could make the road construction project considerably less advantageous to NCI or restrict or prohibit NCI from completing the project.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues and profitability.

Our largest customer during 2007 accounted for approximately 8% of our total revenues. We derived approximately 42% of our 2007 total revenues from sales to our ten largest customers. These customers may not continue to purchase coal from us under our current coal supply agreements, or at all. If these customers were to significantly reduce their purchases of coal from us or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

Changes in purchasing patterns in the coal industry may make it difficult for us to extend existing supply contracts or enter into new long-term supply contracts with customers, which could adversely affect the capability and profitability of our operations.

We sell a significant portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We believe that approximately 67% of our 2007 sales volume was sold under long-term coal supply agreements. At December 31, 2007, our long-term coal supply agreements had remaining terms of up to 10 years and an average remaining term of approximately two years. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including pricing terms less favorable to us. As of December 31, 2007, approximately 5% and 67%, respectively, of our planned production for 2008 and 2009 was uncommitted. We may not be able to enter into coal supply agreements to sell this production on terms, including pricing terms, as favorable to us as our existing agreements. For additional information relating to our long-term coal supply contracts, see “Business -- Marketing, Sales and Customer Contracts.”

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

Disruption in supplies of coal produced by contractors and other third parties could temporarily impair our ability to fill customers' orders or increase our costs.

In addition to marketing coal that is produced by our subsidiaries' employees, we utilize contractors to operate some of our mines. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. For example, during 2005, production at our contractor operations ran approximately 25% behind plan, primarily due to shortages in the supply of labor.  As a result of this shortfall, we were forced to purchase coal at a higher cost than planned so we could meet commitments to customers.  To meet customer specifications and increase efficiency in fulfillment of coal contracts, we also purchase and resell coal produced by third parties from their controlled reserves. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale and we also process (which includes washing, crushing or blending coal at one of our preparation plants or loading facilities) a portion of the coal that we purchase from third parties prior to resale. We sold 5.8 million tons of coal purchased from third parties during 2007, representing approximately 20% of our total sales during 2007. We believe that approximately 64% of our purchased coal sales in 2007 were blended with coal produced from our mines prior to resale, and approximately 6% of our total sales in 2007 consisted of coal purchased from third parties that we processed before resale. The availability of specified qualities of this purchased coal may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of contractor-produced coal and purchased coal could temporarily impair our ability to fill our customers' orders or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for contractor-produced coal or purchased coal could increase our costs and therefore lower our earnings. Although increases in market prices for coal generally benefit us by allowing us to sell coal at higher prices, those increases also increase our costs to acquire purchased coal, which lowers our earnings.

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

We also compete in international markets against coal produced in other countries. Measured by tons sold, exports accounted for approximately 27% of our sales in 2007. The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. For example, if the value of the U.S. dollar were to rise against other currencies in the future, our coal would become relatively more expensive and less competitive in international markets, which could reduce our foreign sales and negatively impact our revenues and net income. In addition, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.

Fluctuations in transportation costs and the availability or reliability of transportation could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers. Increases in transportation costs, such as those experienced in recent years could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources.  On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States.

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

We depend upon railroads, trucks, beltlines, ocean vessels and barges to deliver coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, terrorist attacks, and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  For example, certain shipments of our coal to customers were delayed by hurricanes in the Gulf Coast in 2005.  Decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and profitability.

In 2007, 59% of our produced and processed coal volume was transported from the preparation plant to the customer by rail. In the past, we have experienced a general deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs. If there are continued disruptions of the transportation services provided by the railroad companies we use and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

We have investments in mines, loading facilities, and ports that in most cases are serviced by a single rail carrier. Our operations that are serviced by a single rail carrier are particularly at risk to disruptions in the transportation services provided by that rail carrier, due to the difficulty in arranging alternative transportation. If a single rail carrier servicing our operations does not provide sufficient capacity, revenue from these operations and our return on investment could be adversely impacted.  In addition, our coal is transported from our mines to our loading facilities by trucks owned and operated by third parties.  The states of West Virginia and Kentucky enforce weight limits on coal trucks on their public roads. It is possible that other states in which our coal is transported by our contract carriers could undertake similar actions to increase enforcement of weight limits.  Such stricter enforcement actions could result in shipment delays and increased costs. An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production on a profit-making basis and could therefore adversely affect revenues and earnings.

Our business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.

Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. As of December 31, 2007, we owned or leased 617.5 million tons of proven and probable coal reserves that we believe will support current production levels for more than 20 years, which is less than the publicly reported amount of proven and probable coal reserves and reserve lives (based on current publicly reported production levels) of the other large publicly traded coal companies. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.

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

·	future mining technology improvements;

·	the effects of regulation by governmental agencies;

·
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

·	future coal prices, operating costs, capital expenditures, severance and excise taxes, royalties and development and reclamation costs.

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

The geological characteristics of Central and Northern Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in other regions, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines in Central and Northern Appalachia.

Our work force could become increasingly unionized in the future, which could adversely affect the stability of our production and reduce our profitability.

Approximately 96% of our 2007 coal production came from mines operated by union-free employees. As of December 31, 2007, over 92% of our 3,640 employees are union-free. However, our subsidiaries' employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Any further unionization of our subsidiaries' employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

Our unionized and/or union-free hourly work force could strike in the future, which could disrupt production and shipments of our coal and increase costs.

One of our Virginia subsidiaries has two contracts with the United Mine Workers of America (“UMWA”) that cover approximately 270 employees.  One of our West Virginia subsidiaries has a Bituminous Coal Operators Association (“BCOA”) contract with the UMWA covering approximately 22 UMWA employees.  Also, the other West Virginia subsidiary, that is idle, has a BCOA wage agreement with the UMWA that could be terminated by our subsidiary or the UMWA with notice but since it is idle, no employees are affected at this time. However, if the operation becomes active again, these employees could be affected.

As is the case with our union-free operations, the UMWA represented employees could strike, which would adversely affect our production, increase our costs, and disrupt shipments of coal to our customers.

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

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

·	employee health and safety;

·	mandated benefits for retired coal miners;

·	mine permitting and licensing requirements;

·	reclamation and restoration of mining properties after mining is completed;

·	air quality standards;

·	water pollution;

·	plant and wildlife protection;

·	the discharge of materials into the environment;

·	surface subsidence from underground mining; and

·	the effects of mining on groundwater quality and availability.

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

The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal. For example, in reaction to mine accidents during 2005, in West Virginia, state and federal legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.  In 2006, Congress enacted the MINER Act, which imposed additional burdens on coal operators, including (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) insuring the availability of mine rescue teams, and (c) promptly notifying federal authorities in the event of a certain events,(ii) increased penalties for violations of the applicable federal laws and regulations, and (iii) the requirement that new standards be implemented regarding the manner in which closed areas of underground mines are sealed and (iv) other matters.  In 2007, the implementation of the MINER Act continued through to the regulatory process.  For example, new penalty regulations with the effect of significantly increasing regular penalty amounts and special assessment were passed.  Further, regulations were implemented relating to mine seal requirements increasing cost of compliance.  The outlook for 2008 includes a possibility that additional new federal legislation known as the S-MINER Act could be passed that would increase the cost structure and materially adversely affect our mining operations.  The legislation would, for example, require:  a) technological advancements and improvements at expedited rates; b) require mining plan and ventilation changes, as well as affect the materials used for ventilation purposes; c) impose additional requirements for compliance with examinations for hazardous conditions; d) impose more stringent industrial hygiene requirements; e) impose requirements for changing to more costly belt conveyor materials; f) impose additional requirements for sealing areas; and g) increase the maximum assessed penalty amounts currently authorized and penalty payment obligations.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.  In 2007, the State of West Virginia, for example, enacted legislation that imposes additional burdens on coal operators, including, among other things, a) the prohibition of the use of belt air unless approval is obtained; b) imposing additional design requirements for seals; c) mandating education and certification programs for miners; and d) continuing its advance for the imposition of additional technological improvements recommended by a task force. Our compliance with these or any new mine health and safety regulations could increase our mining costs. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs.

These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations.

    Extensive environmental regulations affect our customers and could reduce the demand for coal as a fuel source and cause our sales to decline.

Our operations and those of our customers are subject to extensive environmental regulation relating to air emissions, water discharges, generation and disposal of waste materials, and permitting of operations.  These requirements are a significant part of the costs of our respective businesses, and our costs relating to environmental matters are increasing as environmental regulation becomes more stringent.

In particular, The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal.  A series of more stringent requirements are expected to become effective in coming years, including EPA’s Clean Air Interstate Rule that focuses on sulfur dioxide and nitrogen oxides from coal-fired power plants, and increased regulation relating to particulate matter, ozone, haze, mercury and other air pollutants.

One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, such as the projected new treaty to replace the Kyoto Protocol, new legislation that for example may establish a carbon tax or cap-and-trade program, or otherwise. State and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted California legislation, may take effect before federal action.

Considerable uncertainty is associated with these air emissions initiatives. The content of new treaties or legislation is not yet determined, and many of the new regulatory initiatives remain subject to review by the agencies or the courts. These more stringent air emissions limitations, however, such regulations will require significant emissions control expenditures for many coal-fired power plants and could have the effect of making coal-fired plants unprofitable. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. As a result, these generators may switch to other fuels that generate less of these emissions or install more effective pollution control equipment, possibly reducing future demand for coal and the construction of coal-fired power plants.

Also, see Item 1, “Environmental and Other Regulatory Matters” for a discussion of environmental issues potentially affecting our operations.

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

We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, causing extensive damage to the environment and natural resources, as well as liability for related personal injuries and property damages. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

Also, see Item 1, “Environmental and Other Regulatory Matters” for discussion related to “Superfund,” and “RCRA.”

We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flow and profitability.

Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations such as anti-mining groups and individuals, have certain rights by statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities.  Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities.  Such inefficiencies would likely reduce our production, cash flow, and profitability.

Permits under Section 404 of the Clean Water Act are required for coal companies to conduct dredging or filling activities in jurisdictional waters for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. The Army Corps of Engineers (the “COE”) is empowered to issue “nationwide” permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. On October 23, 2003, several citizens groups sued the COE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. Although the lower court enjoined the issuance of Nationwide 21 permits, that decision was overturned by the Fourth Circuit Court of Appeals, which concluded that the COE complied with the Clean Water Act in promulgating this permit. Although we had no operations that were immediately impacted or interrupted, the lower court's decision required us to convert certain current and planned applications for Nationwide 21 permits to applications for individual permits. A similar lawsuit was filed on January 27, 2005 in the U.S. District Court for the Eastern District of Kentucky and remains pending, and other lawsuits may be filed in other states where we operate. Although it is not possible to predict the results of the Kentucky litigation, it could adversely affect our Kentucky operations.

Due to political and economic uncertainties in Venezuela, our investment in Excelven Pty Ltd could be at risk for loss.

In 2004, we acquired a 24.5% interest in Excelven Pty Ltd, which, through its subsidiaries, controls the rights to the Las Carmelitas mining venture in Venezuela and the related Palmarejo export port facility on Lake Maracaibo in Venezuela.  The project is challenged by political risk. In particular, the Venezuelan government has expressed an interest in increasing government ownership in Venezuelan natural resources. The project is currently in the developmental stage. Any future deterioration in the political environment in Venezuela or the government’s denial of the AoR permit could lead to a potential impairment adjustment.  In addition, such political and economic uncertainties could also lead to events such as civil unrest, work stoppages or the nationalization or other expropriation of private enterprises by the Venezuelan government, which could result in a loss of all or a portion of our investment in Excelven, which is approximately $4.9 million to date.  In 2007, Excelven made a decision to close the export port facility, and we recorded a charge of $1.2 million related to our ownership of this venture, reflecting our share of the equity losses of this entity.

Our mining operations consume significant quantities of commodities. If commodity prices increase significantly or rapidly, it could impact our cost of production.

Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels, such as diesel fuel. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of some commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

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

We participate in forward purchase and forward sales contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

    Certain of our forward coal purchase and sales contracts that are considered derivative instruments do not qualify under the “normal purchase and normal sales” exception under SFAS 133. Transactions that do not qualify for this exception are required to be marked to market and currently do not qualify for hedge accounting. Accordingly, changes in fair value have been recognized in earnings. During 2007, we decreased coal revenue related to mark to market unrealized losses on open over the counter (“OTC”) coal sales contracts in the amount of $8.3 million and decreased cost of sales related to mark to market unrealized gains on open OTC coal purchase contracts by $17.2 million.  The net impact of these mark-to-market adjustments resulted in an increase to pretax earnings of $8.9 million.

    At December 31, 2007, we had unrealized gains (losses) on open sales and purchase contracts in the amount of ($2.1 million) and $11.3 million, respectively. These assets and liabilities are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the balance sheet with periodic changes in fair value recorded to the income statement.  Since the Company intends to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of December 31, 2007 will reverse into the income statement in future periods. The reversal of the unrealized gains related to forward purchase contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts. The reversal of the unrealized losses related to sales contracts will result in higher coal revenues in future periods when we satisfy our commitments under these contracts.  Due to market price fluctuations, we could experience significant earnings volatility related to these derivative coal contracts.

    We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations; however, if these instruments are not effective to protect against volatility, we could incur higher expenses for diesel fuel and therefore lower earnings. In addition, the diesel fuel swap agreements and put options are not designated as a hedge and therefore the changes in the fair value for these derivative instrument contracts are required to be marked to market and recorded in cost of sales, which may also result in earnings volatility. During 2007, we entered into diesel fuel swaps and put options each for approximately 2.7 million gallons or 10% of the Company's anticipated 2008 diesel fuel usage.  These diesel fuel swaps and put options use the NYMEX New York Harbor #2 heating oil as the underlying commodity reference price.  The fair value of these diesel fuel swap agreements and put options are an asset of less than $0.1 million and $0.2 million, respectively, as of December 31, 2007.

Our amount of indebtedness could harm our business by limiting our available cash and our access to additional capital and could force us to sell material assets or take other actions to attempt to reduce our indebtedness.

Our financial performance could be affected by our amount of indebtedness. At December 31, 2007, we had $446.9 million of indebtedness outstanding, representing 53.8% of our total capitalization. This indebtedness consisted of $175.0 million principal of our Senior Notes, a $233.1 million term loan under our current credit facility and $38.8 million of other indebtedness, including $0.7 million of capital lease obligations extending through March 2009, $18.5 million principal amount for the Gallatin project financing and $18.9 million payable to an insurance premium finance company. In addition, under our current credit facility, we had $82.2 million of letters of credit outstanding at December 31, 2007.

This level of indebtedness could have important consequences to our business. For example, it could:

·	increase our vulnerability to general adverse economic and industry conditions;

·	make it more difficult to self-insure and obtain surety bonds or letters of credit;

·	limit our ability to enter into new long-term sales contracts;

·	make it more difficult for us to pay interest and satisfy our debt obligations, including our obligations with respect to the notes;

·
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

·	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development, debt service requirements or other general corporate requirements;

·	limit our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

·	place us at a competitive disadvantage compared to less leveraged competitors; and

·	limit our ability to borrow additional funds.

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations with respect to the notes, or our requirements under our other long term liabilities. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our current credit facility and the indenture under which the Senior Notes were issued restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, substantially all of our material assets secure our indebtedness under our current credit facility.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our significant indebtedness.

We may be able to incur substantial additional indebtedness in the future under the terms of our credit facility and the indenture governing the Senior Notes. Our current credit facility provides for a revolving line of credit of up to $275.0 million, of which $192.8 million was available as of December 31, 2007. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our credit facility is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.

    The covenants in our credit facility and the indenture governing the senior notes impose restrictions that may limit our operating and financial flexibility.

Our current credit facility and the indenture governing the Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries' ability to, among other things, incur additional indebtedness or enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates and merge or consolidate with other companies or sell substantially all of our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, if we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral or other less favorable terms upon those renewals. The ability of surety bond issuers and holders to demand additional collateral or other less favorable terms has increased as the number of companies willing to issue these bonds has decreased over time. Our failure to maintain, or our inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including, without limitation:

·	lack of availability, higher expense or unfavorable market terms of new bonds;

·	restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our credit facility or the indenture governing our senior notes; and

·	the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facility, limit our ability to obtain or renew surety bonds and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.

At December 31, 2007, we had $82.2 million of letters of credit in place, of which $72.0 million served as collateral for reclamation surety bonds and $10.2 million secured miscellaneous obligations. Our credit facility provides for revolving commitments of up to $275.0 million, all of which can be used to issue additional letters of credit. In addition, obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations.

If our assumptions regarding our likely future expenses related to benefits for non-active employees are incorrect, then expenditures for these benefits could be materially higher than we have predicted.

At the times that we acquired the assets of our Predecessor and acquired companies, the Predecessor and acquired operations were subject to long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. We assumed a portion of these long-term obligations and are continuing to incur additional costs from our operations for postretirement, workers' compensation and black lung liabilities. The current and non-current accrued portions of these long-term obligations, as reflected in our consolidated financial statements as of December 31, 2007, included $54.7 million of postretirement medical obligations and $10.5 million of self-insured workers' compensation and black lung obligations. These obligations have been estimated based on assumptions that are described in the notes to our consolidated financial statements included elsewhere in this annual report. However, if our assumptions are incorrect, we could be required to expend greater amounts than anticipated.

Several states in which we operate consider changes in workers' compensation laws from time to time, which, if enacted, could adversely affect us. In addition, if any of the sellers from whom we acquired our operations fail to satisfy their indemnification obligations to us with respect to postretirement claims and retained liabilities, then we could be required to expend greater amounts than anticipated. The inability of the sellers of our Predecessor and acquired companies to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations.” Moreover, under certain acquisition agreements, we agreed to permit responsibility for black lung claims related to the sellers' former employees who are employed by us for less than one year after the acquisition to be determined in accordance with law (rather than specifically assigned to one party or the other in the agreements). We believe that the sellers remain liable as a matter of law for black lung benefits for their former employees who work for us for less than one year; however, an adverse ruling on this issue could increase our exposure to black lung benefit liabilities.

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

A larger percentage of our road construction revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected.  Also, if we do not recover the amounts of coal estimated on our construction projects, profitability on our constructions contracts could be less than projected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

·	onsite conditions that differ from those assumed in the original bid;

·	delays caused by weather conditions;

·	contract modifications creating unanticipated costs not covered by change orders;

·	changes in availability, proximity and costs of materials, including diesel fuel, explosives, and parts and supplies for our equipment;

·	coal recovery which impacts the allocation of cost to road construction;

·	availability and skill level of workers in the geographic location of a project;

·	our suppliers' or subcontractors' failure to perform;

·	mechanical problems with our machinery or equipment;

·	citations issued by a governmental authority, including the Occupational Safety and Health Administration and the Mine Safety and Health Administration;

·	difficulties in obtaining required governmental permits or approvals;

·	changes in applicable laws and regulations; and

·	claims or demands from third parties alleging damages arising from our work.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Coal Reserves

We estimate that, as of December 31, 2007, we owned or leased total proven and probable coal reserves of approximately 617.5 million tons. We believe that our total proven and probable reserves will support current production levels for more than 20 years. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are defined by SEC Industry Guide 7 as reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by SEC Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our internal engineers, geologists and finance associates. We periodically update our reserve estimates to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties. Coal tonnages are categorized according to coal quality, mining method, permit status, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,640 feet apart. Probable reserves are those for which reliable data points are spaced 2,640 feet to 7,920 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

We periodically retain outside experts to independently verify our estimates of our coal reserves.  Prior to the initial public offering, we retained a third party consultant to perform reserve estimates in November 2004.  We have also retained a consultant to verify reserves for all the major acquisitions since November 2004, which include the Callaway, Progress Fuels, and Mingo Logan Ben’s Creek Complex acquisitions.  These reviews include the preparation of reserve maps and the development of estimates by certified professional geologists based on data supplied by us and using standards accepted by government and industry, including the methodology outlined in U.S. Circular 891.  Reserve estimates were developed using criteria to assure that the basic geologic characteristics of the reserve (such as minimum coal thickness and wash recovery, interval between deep mineable seams and mineable area tonnage for economic extraction) were in reasonable conformity with existing and recently completed operation capabilities on our properties.

As with most coal-producing companies in Appalachia, the great majority of our coal reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Four percent of our reserve holdings are owned and require no royalty or per-ton payment to other parties. The average royalties paid by us for coal reserves from our producing properties was $3.19 per ton in 2007, representing 4.4% of our 2007 coal revenue.

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

The following table provides the “quality” (sulfur content and average Btu content per pound) of our coal reserves as of December 31, 2007.

		Recoverable Reserves Proven &	Sulfur Content			Average Btu
Regional Business Unit	State	Probable (1)	<1%	1.0%-1.5%	>1.5%	>12,500	<12,500
		(In millions of tons)
Paramont/ Alpha Land and Reserves (2)	Virginia	159.1	116.0	33.2	9.9	148.6	10.5
Dickenson-Russell	Virginia	36.7	36.7	--	--	36.7	--
Kingwood	West Virginia	30.4	--	19.6	10.8	30.4	--
Brooks Run North	West Virginia	46.3	11.6	34.7	--	32.0	14.3
Brooks Run South (3)	West Virginia	88.6	87.1	1.5	--	88.6	--
AMFIRE	Pennsylvania	70.1	12.5	21.6	36.0	61.5	8.6
Enterprise/Enterprise Land & Reserve, Inc (4)	Kentucky	164.1	60.5	49.9	53.7	140.8	23.3
Callaway (5)	West Virginia and Virginia	22.2	22.2	--	--	12.9	9.3
Totals		617.5	346.6	160.5	110.4	551.5	66.0
Percentages			56%	26%	18%	89%	11%

(1)
Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a moisture factor of approximately 6.5%. This moisture factor represents the average moisture present on our delivered coal.

(2)
Includes proven and probable reserves in Virginia controlled by our subsidiary Alpha Land and Reserves, LLC. Alpha Land and Reserves, LLC subleases a portion of the mining rights to its proven and probable reserves in Virginia to our subsidiary Paramont Coal Company Virginia, LLC.

(3)	Includes proven and probable reserve in West Virginia controlled by our subsidiaries Brooks Run South and Riverside Mining Company.

(4)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.

(5)	Includes proven and probable reserves controlled in West Virginia by Cobra Natural Resource obtained from the Mingo Logan Ben Creek Complex acquisition.

The following table summarizes, by regional business unit, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2007.

		Recoverable Reserves Proven &	Total Tons		Total Tons
Regional Business Unit	State	Probable (1)	Assigned (2)	Unassigned (2)	Owned	Leased	Coal Type (3)
		(In millions of tons)
Paramont/ Alpha Land and Reserves (4)	Virginia	159.1	47.7	111.4	--	159.1	Steam and Metallurgical
Dickenson-Russell	Virginia	36.7	36.7	--	--	36.7	Steam and Metallurgical
Kingwood	West Virginia	30.4	19.1	11.3	--	30.4	Steam and Metallurgical
Brooks Run North	West Virginia	46.3	28.7	17.6	2.3	44.0	Steam and Metallurgical
Brooks Run South (5)	West Virginia	88.6	41.4	47.2	1.1	87.5	Steam and Metallurgical
AMFIRE.	Pennsylvania	70.1	54.9	15.2	3.1	67.0	Steam and Metallurgical
Enterprise/Enterprise Land and Reserve Inc (6)	Kentucky	164.1	15.8	148.3	20.1	144.0	Steam
Callaway (7)	West Virginia and Virginia	22.2	18.3	3.9	0.7	21.5	Steam and Metallurgical
Totals		617.5	262.6	354.9	27.3	590.2
Percentages			43%	57%	4%	96%

(1)
Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a moisture factor of approximately 6.5%. This moisture factor represents the average moisture present on our delivered coal.

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

(5)	Includes proven and probable reserve in West Virginia controlled by our subsidiaries Brooks Run South and Riverside Mining Company

(6)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.

(7)	Includes proven and probable reserves controlled by Cobra Natural Resource obtained from the Mingo Logan Ben Creek Complex acquisition.

        The following map shows the locations of Alpha's properties as of December 31, 2007 for each of our eight regional business units:
        See Item 1, “Business”, for additional information regarding our coal operations and properties.

Item 3.	Legal Proceedings

General. We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

Nicewonder Litigation. In December 2004, prior to our Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary after the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of December 31, 2007, the Company recorded a $6.1 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The initial public offering of our common stock commenced on February 15, 2005. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol “ANR.” There was no public market for our common stock prior to this date.

Price range of our common stock

Trading in our common stock commenced on the New York Stock Exchange on February 15, 2005 under the symbol “ANR.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

2007	High	Low

First Quarter	$15.66	$12.45
Second Quarter	20.79	15.61
Third Quarter	23.23	16.52
Fourth Quarter	33.84	23.68

2006	High	Low

First Quarter	$23.53	$19.37
Second Quarter	26.58	17.95
Third Quarter	19.92	14.55
Fourth Quarter	16.76	14.23

As of December 31, 2007, there were approximately 240 registered holders of record of our common stock, including 199 unvested restricted stock positions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

We do not presently pay dividends on our common stock.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders on a quarterly basis on our common stock with the cumulative total return to stockholders on a quarterly basis on two indices, the Russell 3000 Index and the Russell 3000 Coal Index. The graph assumes that:

·	you invested $100 in our common stock and in each index at the closing price on February 15, 2005;

·	all dividends were reinvested; and

·	you continued to hold your investment through December 31, 2007.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance.  The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our stock.

Item 6.	Selected Financial Data

The following table presents selected financial and other data about us for the most recent five fiscal periods. The selected financial data as of December 31, 2007, 2006, and 2005 and for the years then ended have been derived from the audited consolidated financial statements and related footnotes of Alpha Natural Resources, Inc. and subsidiaries included in this annual report. The selected historical financial data as of December 31, 2004 and for the year then ended have been derived from the combined financial statements of ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries (the owners of a majority of the membership interests of ANR Holdings prior to the Internal Restructuring) and the related notes, which are not included in this annual report. The selected historical financial data as of December 31, 2003 and for the year then ended have been derived from the audited combined balance sheet of ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries not included in this annual report. You should read the following table in conjunction with the financial statements, the related notes to those financial statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this report for a discussion of risk factors that could impact our future results of operations.

	Alpha Natural Resources, Inc and Subsidiaries			ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands, except per share and per ton amounts)

Statement of Operations Data:
Revenues:
Coal revenues	$1,639,247	$1,687,553	$1,413,174	$1,079,981	$694,596
Freight and handling revenues	205,086	188,366	185,555	141,100	73,800
Other revenues	33,241	34,743	27,926	28,347	13,453
Total revenues	1,877,574	1,910,662	1,626,655	1,249,428	781,849

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,354,335	1,352,450	1,184,092	920,359	626,265
Freight and handling costs	205,086	188,366	185,555	141,100	73,800
Cost of other revenues	25,817	22,982	23,675	22,994	12,488
Depreciation, depletion and amortization	159,579	140,851	73,122	55,261	35,385
Selling, general and administrative expenses (exclusive
of depreciation and amortization shown separately above)	58,605	67,952	88,132	40,607	21,926
Total costs and expenses	1,803,422	1,772,601	1,554,576	1,180,321	769,864
Income from operations	74,152	138,061	72,079	69,107	11,985
Other income (expense):
Interest expense	(40,215)	(41,774)	(29,937)	(20,041)	(7,848)
Interest income	2,340	839	1,064	531	103
Miscellaneous income (expense)	(93)	523	91	722	574
Total other income (expense), net	(37,968)	(40,412)	(28,782)	(18,788)	(7,171)
Income from continuing operations before income taxes and minority interest	36,184	97,649	43,297	50,319	4,814
Income tax expense (benefit)	8,629	(30,519)	18,953	5,150	898
Minority interest	(179)	--	2,918	22,781	1,164
Income from continuing operations	27,734	128,168	21,426	22,388	2,752
Loss from discontinued operations	--	--	(213)	(2,373)	(490)
Net income	$27,734	$128,168	$21,213	$20,015	$2,262

Earnings per share data:
Net income (loss) per share, as adjusted (1)
Basic and diluted:
Income from continuing operations	$0.43	$2.00	$0.38	$1.52	$0.19
Loss from discontinued operations	--	--	--	(0.16)	(0.04)
Net income per basic and diluted share	$0.43	$2.00	$0.38	$1.36	$0.15

Pro forma net income (loss) per share (2)
Basic and diluted:
Income from continuing operations			$0.35	$0.25
Loss from discontinued operations			--	(0.07)
Net income per basic and diluted share			$0.35	$0.18

	Alpha Natural Resources, Inc and Subsidiaries			ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except per ton amounts)
Balance sheet data (at period end):
Cash and cash equivalents	$54,365	$33,256	$39,622	$7,391	$11,246
Operating and working capital	157,147	116,464	35,074	56,257	32,714
Total assets	1,210,914	1,145,793	1,013,658	477,121	379,336
Notes payable and long-term debt, including current portion	446,913	445,651	485,803	201,705	84,964
Stockholders' equity and partners' capital	380,836	344,049	212,765	45,933	86,367
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$225,741	$210,081	$149,643	$106,776	$54,104
Investing activities	(165,203)	(160,046)	(339,387)	(86,202)	(100,072)
Financing activities	(39,429)	(56,401)	221,975	(24,429)	48,770
Capital expenditures	(126,381)	(131,943)	(122,342)	(72,046)	(27,719)
Other data
Production:
Produced/processed	24,203	24,827	20,602	19,069	17,199
Purchased	4,189	4,090	6,284	6,543	3,938
Total	28,392	28,917	26,886	25,612	21,137
Tons Sold:
Steam	17,565	19,050	16,674	15,836	14,809
Met	10,980	10,029	10,023	9,490	6,804
Total	28,545	29,079	26,697	25,326	21,613
Coal sales realization/ton:
Steam	$48.28	$49.05	$41.33	$32.66	$27.14
Met	$72.07	$75.09	$72.24	$59.31	$37.35
Total	$57.43	$58.03	$52.93	$42.64	$32.14

Cost of coal sales/ton	$47.45	$46.51	$44.35	$36.34	$28.98
Coal margin/ton	$9.98	$11.52	$8.58	$6.30	$3.16

EBITDA, as adjusted (3)	$233,817	$279,435	$145,197	$119,327	$47,663

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

The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.'s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring had occurred as of January 1, 2003. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the pro forma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income (loss) is necessary subsequent to February 11, 2005 because we are subject to income taxes.

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

The computations of basic and diluted net income (loss) per share, as adjusted for 2005, 2004, and 2003 are set forth below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Reported income from continuing operations	$21,426	$22,388	$2,752
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	(91)	(1,149)	(138)
Income from continuing operations, as adjusted	21,335	21,239	2,614
Reported loss from discontinued operations	(213)	(2,373)	(490)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	2	149	27
Loss from discontinued operations, as adjusted	(211)	(2,224)	(463)
Net income, as adjusted	$21,124	$19,015	$2,151

Denominator:
Weighted average shares-- basic	55,664,081	13,998,911	13,998,911
Dilutive effect of stock options and restricted stock grants	385,465	--	--
Weighted average shares-- diluted	56,049,546	13,998,911	13,998,911

Net income per share, as adjusted-- basic and diluted:
Income from continuing operations, as adjusted	$0.38	$1.52	$0.19
Loss from discontinued operations, as adjusted	--	(0.16)	(0.04)
Net income per share, as adjusted	$0.38	$1.36	$0.15

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

(3)
EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income. EBITDA, as adjusted, is EBITDA, further adjusted for minority interest prior to our internal restructuring. EBITDA and EBITDA, as adjusted, are non-GAAP measures used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

EBITDA and EBITDA, as adjusted, are calculated as follows (unaudited, in thousands):

	2007	2006	2005	2004	2003

Net income	$27,734	$128,168	$21,213	$20,015	$2,262
Interest expense	40,215	41,774	29,937	20,041	7,848
Interest income	(2,340)	(839)	(1,064)	(531)	(103)
Income tax expense (benefit)	8,629	(30,519)	18,860	3,960	668
Depreciation, depletion and amortization	159,579	140,851	73,405	56,012	36,054
EBITDA	233,817	279,435	142,351	99,497	46,729
Minority interest	--	--	2,846	19,830	934
EBITDA, as adjusted	$233,817	$279,435	$145,197	$119,327	$47,663

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of December 31, 2007, are supported by 32 active underground mines, 26 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2007 and 2006 accounted for approximately 62% and 66%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2007 and 2006, which generally sells at a premium over steam coal, accounted for approximately 38% and 34%, respectively, of our annual coal sales volume. Our sales of steam coal during 2007 and 2006 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of met coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 38% of our sales revenue in 2007 and 35% of our sales revenue in 2006 was derived from sales made outside the United States, primarily in Canada, Egypt, Belgium, Italy, Hungary and Brazil.

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

As part of our Internal Restructuring, our executive officers and certain other key employees exchanged their interests in ANR Holdings for shares of our common stock and the right to participate in a distribution of the proceeds we received from the underwriters as a result of the underwriters' exercise of their over-allotment option in connection with the initial public offering. As a result, we recorded stock-based compensation expense equal to the fair value of the unrestricted shares issued and distributions paid in the amount of $45.8 million for the year ended December 31, 2005. In addition, as a result of the conversion of outstanding options held by members of our management to purchase units of Alpha Coal Management (“ACM”) into the ACM Converted Options, we recorded stock-based compensation of $0.7 million in 2005. The aggregate amount of stock-based compensation expense we recorded in 2005 was $46.5 million, equal to the $45.8 million of expense associated with distributions paid and the vested portions of shares issued in the Internal Restructuring and amortization expense from the unvested portions of shares issued in the Internal Restructuring, and $0.7 million of amortization expense from the ACM Converted Options. In addition, we had deferred stock-based compensation of $15.6 million, including $12.8 million and $2.6 million related to our Internal Restructuring and the ACM Converted Options, respectively, that we will record as non-cash stock-based compensation expense over the remaining term of the applicable two-year and five-year vesting periods, respectively, thereby reducing our earnings in those periods.

In connection with our Internal Restructuring, we assumed the obligation of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6.0 million, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from our Internal Restructuring, and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4.5 million, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the “Tax Distributions”). The Tax Distributions to affiliates of AMCI were paid in cash in five equal installments of $1.2 million on April 15, 2005, June 15, 2005, September 15, 2005, January 13, 2006 and April 17, 2006. The Tax Distributions to First Reserve Fund IX, L.P. are in three installments of approximately $2.1 million, $2.1 million, and $0.3 million on December 15, 2007, 2008 and 2009, respectively.  The 2007 installment was paid in cash. We will pay the remaining two installments in cash or, to the extent our subsidiaries are not permitted by the terms of our credit facility or the indenture governing our senior notes to distribute cash to us to pay the Tax Distributions, in shares of our common stock.

NKC Disposition. On April 14, 2005, we sold the assets of NKC to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC's coal inventory, and the assumption by the buyer of certain liabilities of NKC. For the six months ended June 30, 2005, NKC contributed revenues of $4.5 million, an after-tax and minority interest loss of $0.2 million on sales of 0.1 million tons of steam coal sold. In connection with the closing of the transaction, National King Coal, LLC was renamed NatCoal LLC, and Gallup Transportation and Transloading Company, LLC was renamed GTTC LLC. We recorded a gain on this sale in 2005 of $0.7 million and have reported NKC as discontinued operations for all periods presented herein.

Nicewonder Acquisition and 2005 Financing. On October 26, 2005, we completed the acquisition of certain privately held coal reserves and operations of the Nicewonder Coal Group in southern West Virginia and southwestern Virginia for an aggregate purchase price of $328.2 million, consisting of cash at closing in the amount of $35.2 million, a cash payment of $1.9 million made to the sellers in April 2006, transaction costs of $4.7 million, $221.0 million principal amount of promissory installment notes of one of our indirect, wholly owned subsidiaries (of which $181.1 million was paid on November 2, 2005 and $40.0 million was paid on January 13, 2006), a payment on February 6, 2006 in the amount of $12.3 million for working capital, and 2,180,233 shares of our common stock valued at approximately $53.2 million for accounting purposes. For this purpose, the value of the common stock issued was based on the average closing prices of our common stock for the five trading days surrounding October 20, 2005, the date the number of shares to be issued under the terms of the acquisition agreement became fixed without subsequent revision. In connection with the Nicewonder Acquisition, we also agreed to make royalty payments to the former owners of the acquired companies in the amount of $0.10 per ton of coal mined and sold from White Flame Energy's Surface Mine No. 10. The Nicewonder Acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the business of Premium Energy, Inc. by merger.

Also on October 26, 2005, in connection with our acquisition of the Nicewonder Coal Group, Alpha NR Holdings, Inc. (“Holdings”), as a guarantor, and Alpha Natural Resources, LLC (“ANR LLC”), as the borrower, entered into a new $525 million senior secured credit facility (the “Credit Facility”) with the lenders party thereto and Citicorp North America, Inc., as administrative and collateral agent.  The Credit Facility includes a $250.0 million term loan facility and a $275.0 million revolving credit facility.  On June 28, 2007, the Credit Facility was amended to, among other things, permit the merger of Holdings with and into Alpha Natural Resources, Inc.  In connection with the merger, Alpha Natural Resources, Inc. assumed all of Holdings’ obligations as a parent guarantor of ANR LLC’s obligations under the Credit Facility and the Senior Notes. We used the net proceeds of the term loan facility and a portion of the proceeds from drawings under the revolving credit facility to finance the Nicewonder Acquisition and to refinance our $175.0 million prior credit facility.

Progress Acquisition. On May 1, 2006, we completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy, for $28.8 million, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to Alpha's Enterprise business unit and have been integrated into Enterprise.

Gallatin Materials LLC.  On December 28, 2006, our subsidiary, Palladian Lime, LLC (“Palladian”) acquired a 94% ownership interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky by assuming liabilities in the amount of $3.6 million consisting of a note payable in the amount of $1.8 million and accounts payable and accrued expenses in the amount of $1.7 million. The liabilities assumed were allocated to fair value of assets acquired consisting mainly of intangible assets.  In addition, Palladin agreed to and made (i) cash capital contributions of $10.3 million, of which $3.3 million was funded as of December 31, 2006, (ii) a committed subordinated debt facility of up to $8.8 million provided to Gallatin by Palladian, of which $3.8 million was funded as of December 31, 2007 and (iii) a letter of credit procured for Gallatin’s benefit under our current senior credit facility in the amount of $2.6 million to cover project cost overruns. The first of two planned rotary pre-heater lime kilns is expected to be in production in the first quarter 2008 and will produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas, helping them to meet increasingly stringent air quality standards under the federal Clean Air Act. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. Approximately $22.3 million was spent on capital expenditures by Gallatin during 2007.  As of December 31, 2007, Gallatin borrowed $18.5 million for project financing.

Mingo Logan Acquisition.  On June 29, 2007, we completed the acquisition of certain coal mining assets in western West Virginia from Arch Coal, Inc. known as Mingo Logan for $43.9 million.  The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway business unit.

Coal Pricing Trends, Uncertainties and Outlook

Conditions in the thermal and the metallurgical coal markets, both in North America and worldwide, are solidly in favor of coal producers.

Thermal coal exports from the U.S. are expected to increase again in 2008 in the wake of continued weakness in the U.S. dollar and disruptions in operations and shipping in a number of countries that compete in the world coal markets. Worldwide, we believe thermal coal stockpiles generally are at multi-year lows, especially in major coal consuming nations such as China and India. We believe that although utility coal stockpile levels in the U.S. are at levels above historical norms, some Eastern utilities are struggling with extremely low levels of supply. The result has been an increasing number of requests for spot shipments.

As of December 31, 2007, we had committed 98% of planned thermal coal production for 2008 while leaving approximately 66% of planned production uncommitted for 2009 and 91% for 2010. We are in active discussions with a number of U.S. utilities for supply in 2009 and beyond.

With steel prices rising at the end of 2007, and the domestic steel industry expecting a strong rebound this year after a dramatic draw down of service center inventories, demand for metallurgical coal has remained very strong. Supply meanwhile has been constrained by flooding in the world’s most productive metallurgical coal-producing region in Australia and by logistics constraints there, as well as production difficulties experienced by other significant North American producers.

At the end of 2007, we had approximately one million tons of planned metallurgical production remaining to be contracted for 2008, mostly in the export market. Uncommittted and unpriced production for 2009 stands at approximately 8.5 million tons and 8.1 million tons for 2010. Metallurgical sales are expected to account for 37-39 percent of expected 2008 sales volumes, similar to 2007.  Due to the fact that pricing resets at the end of the first quarter of every year for the majority of our contracted metallurgical business, the company expects to achieve a proportionally higher level of revenues in the second through fourth quarters than in the first quarter as the higher-priced export contracts phase in.

While our outlook on coal pricing remains positive, future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this current coal pricing environment will continue. As of December 31, 2007, 95% of our planned 2008 production was committed and priced and less than 1% was committed and unpriced, with approximately 1.2 million tons uncommitted. Committed steam coal prices for 2008 average $48.64 per ton and met coal prices average $81.27 per ton. Approximately 27% of our planned production in 2009 is committed.

At December 31, 2007, we had unrealized gains (losses) on open purchase and sale contracts that meet the definition of a derivative under SFAS 133 in the amount of $11.3 million and ($2.1 million), respectively. These assets and liabilities are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on our balance sheet, with periodic changes in fair value recorded to the income statement.  Since the Company intends to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of December 31, 2007 will reverse into the income statement in future periods. The reversal of unrealized gains related to purchase coal contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers. The reversal of the unrealized losses related to sales contracts will result in higher coal revenues in future periods when we satisfy our commitments under these contracts. Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts classified as derivatives.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Summary

For the year ended December 31, 2007, we recorded revenues of $1,877.6 million compared to $1,910.7 million for the year ended December 31, 2006, a decrease of $33.1 million. Net income decreased from $128.2 million in 2006 to $27.7 million in 2007 and operating income decreased $63.9 million to $74.2 million.  Included in our 2007 results were a $1.4 million credit ($1.1 million net of tax) related to an insurance settlement for damages caused by Hurricane Katrina, an unrealized gain related to changes in mark-to-market valuations of $8.9 million ($6.8 million net of tax) for certain forward purchase and forward sales contracts which are considered to be derivatives and are recorded at fair value, a write-off of development costs at an underground mine that was abandoned of $2.1 million ($1.6 million net of tax), and a charge of $1.2 million ($0.9 million net of tax) related to a loss in equity earnings from our Venezuelan investment.  Included in our 2006 results was a tax benefit from the reversal of a portion of our valuation allowance for deferred tax assets in the amount of $55.6 million, after-tax stock-based compensation charges of $12.8 million related to our IPO, as well as $5.2 million after-tax charge for the buyout of a multi-year legacy coal supply agreement.  Tons sold decreased from 29.1 million tons in 2006 to 28.5 million tons in 2007 mainly due to a decrease in steam tons sold. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, decreased from 19.9% in 2006 to 17.4% in 2007.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(In thousands, except per ton data)
Coal revenues	$1,639,247	$1,687,553	$(48,306)	(2.9	) %
Freight and handling revenues	205,086	188,366	16,720	8.9%
Other revenues	33,241	34,743	(1,502)	(4.3	) %
Total revenues	$1,877,574	$1,910,662	$(33,088)	(1.7	) %
Tons sold	28,545	29,079	(534)	(1.8	) %
Coal sales realization per ton sold	$57.43	$58.03	$(0.60)	(1.0	) %

Coal Revenues. Coal revenues decreased for the year ended December 31, 2007 by $48.3 million or 2.9%, to $1,639.2 million, as compared to the year ended December 31, 2006. This decrease was due primarily to a $0.60 per ton decrease in the average sales price of our coal and a decrease of 0.5 million tons sold over the comparable period last year. Tons sold decreased from 29.1 million tons in 2006 to 28.5 million tons in 2007 mainly due to a decrease in steam tons sold. The mark-to-market adjustments for certain forward sales contracts which are considered derivatives under SFAS 133 and are recorded at fair value decreased revenues by $8.3 million, or $0.29 per ton. We have unrealized losses of $2.1 million recorded as of December 31, 2007 on our statement of financial position related to forward contracts for the sale of coal on the OTC market which are considered derivatives under SFAS 133. Since we intend to satisfy our commitments under these derivative contracts by providing delivery of the coal that is the subject of the derivative, the unrealized losses recorded as of December 31, 2007 will reverse into the income statement in future periods resulting in higher coal revenues in those future periods. Met coal revenues per ton decreased by $3.02 to $72.07 per ton and steam coal revenues per ton decreased by $0.77 to an average of $48.28 per ton. Our sales mix of met coal and steam coal based on volume in 2007 was 38% and 62%, respectively, compared with 34% and 66%, respectively, in 2006.

Freight and Handling Revenues. Freight and handling revenues increased to $205.1 million for the year ended December 31, 2007, an increase of $16.7 million compared to the year ended December 31, 2006 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues decreased for the year ended December 31, 2007 by $1.5 million, or 4.3%, to $33.2 million, as compared to the same period for 2006. Revenues from our road construction operations were $20.4 million, a $3.6 million decrease mainly due to the completion of a portion of the King Coal Highway in West Virginia in 2006, partially offset by increased revenue in our ongoing road construction projects.  Maxxim Rebuild revenues also decreased $1.1 million due to reduced third-party selling activity.  These decreases were partially offset by an increase in coal processing and terminal operations of $2.8 million.  Other revenues attributable to our Coal Operations segment for the years ended December 31, 2007 and 2006 were $4.6 million and $2.7 million, respectively.

Costs and Expenses

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(In thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,354,335	$1,352,450	$1,885	0.1%
Freight and handling costs	205,086	188,366	16,720	8.9%
Cost of other revenues	25,817	22,982	2,835	12.3%
Depreciation, depletion and amortization	159,579	140,851	18,728	13.3%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	58,605	67,952	(9,347)	(13.8)%
Total costs and expenses	$1,803,422	$1,772,601	$30,821	1.7%
Cost of coal sales per ton sold	$47.45	$46.51	$0.94	2.0%

Cost of Coal Sales. For the year ended December 31, 2007, our cost of coal sales, which excludes charges for depreciation, depletion and amortization, increased by $1.9 million to $1,354.3 million compared to the year ended December 31, 2006. The mark-to-market adjustments on certain forward purchase contracts which are considered derivatives and are recorded at fair value decreased cost of coal sales by $17.2 million or $0.60 per ton. We have unrealized gains of $11.3 million recorded as of December 31, 2007 on our statement of financial position related to forward contracts for the purchase of coal which are considered derivatives under SFAS 133. Since we intend to take delivery of the coal that is the subject of the derivative and sell the coal to our customers, the unrealized gains recorded as of December 31, 2007 will reverse into the income statement in future periods resulting in higher cost of sales in those future periods.  Our cost of coal sales increased as a result of increased prices for labor, diesel fuel and other mine supplies, and the performance and cost of contract mining services. In addition, our costs were impacted due to lower productivity in 2007 when compared to 2006 mainly due to an increase in our average surface mine overburden ratio and a decrease in clean tons per foot in our deep mines. The average cost per ton sold increased 2.0% from $46.51 per ton in 2006 to $47.45 per ton in 2007. Our cost of coal sales as a percentage of coal revenues increased from 80.1% in 2006 to 82.6% in 2007. For the years ended December 31, 2007 and 2006 our average cost per ton for our produced and processed coal sales was $47.59 and $44.33, respectively. Our average cost per ton for coal that we purchased from third parties and resold without processing was $46.58 and $58.76, respectively. The decrease in the cost per ton purchased is primarily due to a favorable mark-to-market adjustment in 2007 of $17.2 million related to certain forward purchase contracts which are considered to be derivatives and are recorded at fair value.

Freight and Handling Costs. Freight and handling costs increased $16.7 million to $205.1 million during 2007 as compared to 2006 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues increased $2.8 million, or 12.3%, to $25.8 million for the year ended December 31, 2007 as compared to the prior year due to a $3.1 million increase in costs associated with our new Gallatin Lime operations and higher coal processing and terminal operation volumes in the amount of $2.2 million.  These were partially offset by a decrease in Maxxim Rebuild's outside sales activity of $1.7 million and a $0.8 million decrease in costs associated with our road construction operations.  This decrease in cost for road construction is due to the completion of a portion of the King Coal Highway in West Virginia, partially offset by increased activity for ongoing construction projects.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $18.7 million, or 13.3%, to $159.6 million for the year ended December 31, 2007 as compared to the same period of 2006. Depreciation, depletion and amortization attributable to our Coal Operations segment were $152.3 million in 2007 and $131.9 million in 2006. Depreciation, depletion and amortization per ton sold for our produced and processed coal increased from $5.34 per ton for the year ended December 31, 2006 to $6.24 per ton in the same period of 2007 mainly due to our acquisitions, increase in depletion due to a change in estimated recoverable coal reserves at one of our mines, and an increase due to capital additions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased $9.3 million, or 13.8%, to $58.6 million for the year ended December 31, 2007 compared to the same period in 2006 is primarily due to a decrease in stock-based compensation charges of $12.8 million in 2006 related to our IPO. These charges ended at December 31, 2006. This decrease was partially offset by an increase in legal and professional fees of $1.9 million and increases in wages and benefits in the amount of $1.5 million driven by an increase in wages and benefits and the additional expense related to our key employee retention plan.  Our SG&A expenses as a percentage of total revenues decreased from 3.6% in 2006 to 3.1% in 2007.

 Interest Expense

Interest expense decreased $1.6 million to $40.2 million due to a decrease in our average amount of debt outstanding in 2007.

Interest Income

Interest income increased $1.5 million to $2.3 million. The increase is due to our average cash balance increase.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2007 was $8.6 million as compared to income tax benefit of $30.5 million for the year ended December 31, 2006. Our effective tax rates for the year ended December 31, 2007 and 2006 were 23.8% and (31.3%), respectively. The effective tax rate for 2007 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.

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

Since our formation and through the third quarter of 2006, for purposes of evaluating the need for a valuation allowance on deferred tax assets, we did not weigh significantly our forecast of future taxable income (subjective evidence) as we had not yet established an adequate earnings history (defined by us as at least three years) to provide objective evidence of the ability to generate future income. Accordingly, we had recorded a valuation allowance against a substantial portion of our deferred tax asset. As of December 31, 2006, we had a three-year history of cumulative earnings. As a result, we believe we were able to place a higher degree of reliance on our projections of future taxable income. Based on the results of a comprehensive analysis completed in the fourth quarter of 2006, we concluded that it was more likely than not that a portion of the deferred tax asset previously reserved through a valuation allowance will be realized. As a result, we recorded a tax benefit in the fourth quarter 2006 of $55.6 million.  Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 25.7% for 2006.

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

Revenues

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(In thousands, except per ton data)
Coal revenues	$1,687,553	$1,413,174	$274,379	19.4%
Freight and handling revenues	188,366	185,555	2,811	1.5%
Other revenues	34,743	27,926	6,817	24.4%
Total revenues	$1,910,662	$1,626,655	$284,007	17.5%
Tons sold	29,079	26,698	2,381	8.9%
Coal sales realization per ton sold	$58.03	$52.93	$5.10	9.6%

Coal Revenues. Coal revenues increased for the year ended December 31, 2006 by $274.4 million or 19.4%, to $1,687.6 million, as compared to the year ended December 31, 2005. This increase was due primarily to a $5.10 per ton increase in the average sales price of our coal and the sale of 2.4 million additional tons over the comparable period in 2005. Tons sold increased from 26.7 million tons in 2005 to 29.1 million tons in 2006 mainly due to the addition of the Nicewonder and Progress acquisitions, representing 5.3 million tons, partially offset by a reduction of 1.7 million tons of purchased coal sold. The mark-to-market adjustment for certain forward sales contracts which are considered derivatives and are recorded at fair value increased revenues by $6.1 million or $0.21 per ton. The increase in the average sales price of our coal was due to the general increase in coal prices during the period. Met coal revenue per ton increased by $2.85 to $75.09 per ton and steam coal revenue per ton increased by $7.72 to an average of $49.05 per ton including the effects of the $7.0 million payment to terminate a multi-year coal contract, which was recorded as a reduction in steam coal revenues. Our sales mix of met coal and steam coal based on volume in 2006 was 34% and 66%, respectively, compared with 38% and 62%, respectively, in 2005.

Freight and Handling Revenues. Freight and handling revenues increased to $188.4 million for the year ended December 31, 2006, an increase of $2.8 million compared to the year ended December 31, 2005 due to an increase in freight costs, arising primarily from fuel surcharges. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased for the year ended December 31, 2006 by $6.8 million, or 24.4%, to $34.7 million, as compared to the same period for 2005. Revenues from our road construction operations were $24.0 million, a $20.2 million increase mainly due to a full year of operations in 2006. This increase was mostly offset by a decrease in revenues from outside sales by Maxxim Rebuild of $7.1 million, a decrease in fees from coal processing and handling operations of $7.6 million, net of an increase in rents, royalties and other in the amount of $1.3 million. Other revenues attributable to our Coal Operations segment were $2.7 million in 2006 and $10.1 million in 2005.

Costs and Expenses

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(In thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,352,450	$1,184,092	$168,358	14.2%
Freight and handling costs	188,366	185,555	2,811	1.5%
Cost of other revenues	22,982	23,675	(693)	(2.9)%
Depreciation, depletion and amortization	140,851	73,122	67,729	92.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	67,952	88,132	(20,180)	(22.9)%
Total costs and expenses	$1,772,601	$1,554,576	$218,025	14.0%
Cost of coal sales per ton sold	$46.51	$44.35	$2.16	4.9%

Cost of Coal Sales. For the year ended December 31, 2006, our cost of coal sales, which excludes charges for depreciation, depletion and amortization, increased $168.4 million, or 14.2%, to $1,352.5 million compared to the year ended December 31, 2005. The mark-to-market adjustment on certain forward purchase contracts which are considered derivatives and are recorded at fair value increased cost of coal sales by $5.7 million or $0.20 per ton.  Approximately $208.2 million of the year ended December 31, 2006 increase in costs were associated with our Nicewonder and Progress acquisitions, partially offset by a reduction in spending for purchased coal of $100.0 million. In addition, our cost of coal sales increased as a result of increased prices for labor, diesel fuel and other mine supplies, the performance and cost of contract mining services, and increased variable sales-related costs, such as royalties and severance taxes. The average cost per ton sold increased 4.9% from $44.35 per ton in 2005 to $46.51 per ton in 2006. Our cost of coal sales as a percentage of coal revenues decreased from 83.8% in 2005 to 80.1% in 2006. For the years ended December 31, 2006 and 2005 our average cost per ton for our produced and processed coal sales was $44.33 and $40.07, respectively, and our average cost per ton for coal that we purchased from third parties and resold without processing was $58.76 and $58.88, respectively.

Freight and Handling Costs. Freight and handling costs increased $2.8 million to $188.4 million during 2006 as compared to 2005 due to an increase in freight costs, arising primarily from fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues decreased $0.7 million, or 2.9%, to $23.0 million for the year ended December 31, 2006 as compared to the prior year due to a decrease in costs associated with lower coal processing and handling volumes in the amount of $7.3 million, a decrease in Maxxim Rebuild's outside sales activity of $7.0 million mostly offset by a $13.9 million increase in costs associated with our road construction operations primarily driven by a full year of road construction activity in 2006.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $67.7 million, or 92.6%, to $140.9 million for the year ended December 31, 2006 as compared to the same period of 2005 due to capital additions resulting in additional depreciation and due to the impact of the Nicewonder and Progress acquisitions. Depreciation, depletion and amortization attributable to our Coal Operations segment were $131.9 million in 2006 and $70.6 million 2005. Depreciation, depletion and amortization per ton sold for our produced and processed coal increased from $3.44 per ton for the year ended December 31, 2005 to $5.34 per ton in the same period of 2006 mainly due to our acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased $20.2 million, or 22.9%, to $68.0 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to a decrease in stock-based compensation charges. Stock-based compensation charges included in SG&A totaled $18.2 million and $46.5 million in 2006 and 2005, respectively. Stock-based compensation charges in the amount of $12.8 and $46.5 million in 2006 and 2005, respectively, are related to our IPO. These charges ended at December 31, 2006. This decrease was mostly offset by an increase in wages and benefits in the amount of $5.3 million driven by a 7.5% increase in administrative personnel and the additional expense related to our key employee retention plan and an increase in professional fees ($1.1 million) related to being a public company. Our SG&A expenses as a percentage of total revenues decreased from 5.4% in 2005 to 3.6% in 2006.

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

Income Tax Expense (Benefit)

Income tax expense from continuing operations decreased $49.5 million to a benefit of $30.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Our effective tax rates for the year ended December 31, 2006 and 2005 were (31.3%) and 43.8%, respectively.

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

Since our formation and through the third quarter of 2006, we did not weigh significantly our forecast of future taxable income (subjective evidence) as we had not yet established an adequate earnings history (defined by us as at least three years) to provide objective evidence of the ability to generate future income. Accordingly, we had recorded a valuation allowance against a substantial portion of our deferred tax asset. As of December 31, 2006, we had a three-year history of cumulative earnings. As a result, we believe we were able to place a higher degree of reliance on our projections of future taxable income. Based on the results of a comprehensive analysis completed in the fourth quarter of 2006, we concluded that it was more likely than not that a portion of the deferred tax asset previously reserved through a valuation allowance will be realized. As a result, we recorded a tax benefit in the fourth quarter 2006 of $55.6 million. Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 25.7% for 2006.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, make capital expenditures, pay income taxes, and service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other revenue and borrowings under our Credit Facility.

At December 31, 2007, our available liquidity was $247.0 million, including cash and cash equivalents of $54.4 million, of which $7.2 million is restricted for the use of our Gallatin operations by our non-recourse senior loan agreement with Nedbank, $192.8 million available under our Credit Facility, less $0.2 million related to our bank overdraft. Our total indebtedness was $447.1 million at December 31, 2007, a decrease of $22.4 million from the year ended December 31, 2006 primarily due to paying down our bank overdraft of $23.6 million and our term loan of $14.4 million, partially offset by $18.5 million of project financing borrowings by Gallatin. Our cash capital spending for the year ended December 31, 2007 was $126.4 million, and we expect to spend from $165.0 million to $175.0 million in cash capital spending in 2008, including capital expenditures for Gallatin.

Based on the terms of our outstanding insurance premium note payable, capital lease obligations, and indebtedness as of December 31, 2007, projected 2008 payments of principal on capital lease obligations and indebtedness are $21.5 million in the aggregate, of which $6.5 million, $7.4 million, $6.4 million and $1.2 million are due in each of the four quarters of 2008, respectively. Based on our projection of cash to be generated from operations in 2008 and projected availability under our revolving line of credit, we believe that cash from operations and available borrowings will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt repayment requirements during each quarter of 2008.

Cash Flows

Net cash provided by operating activities in 2007 was $225.7 million, an increase of $15.6 million from the $210.1 million during 2006. Excluding the non-cash deferred income tax benefit of $48.7 million in 2006, the increase in 2007 was due to an increase in non-cash items of $4.0 million and an increase in cash provided from operating assets and liabilities of $63.3 million, partially offset by a decrease in net income of $100.4 million.

Net cash used in investing activities was $165.2 million in 2007, an increase of $5.2 million from the $160.0 million in 2006.  The increase in 2007 was primarily due to an increase in acquisition costs, mostly offset by decreases in capital expenditures and disposals of property, plant and equipment.

    Net cash used in financing activities was $39.4 million in 2007, a decrease of $17.0 million from $56.4 million in 2006.  The decrease was primarily due to a decrease in bank overdraft and lower payments on notes payable than 2006.

    Net cash provided by operating activities in 2006 was $210.0 million, an increase of $60.4 million from the $149.6 million of net cash provided by operations during 2005. This increase is due to an increase in net income of $107.0 million and a decrease in non-cash items of $6.3 million, offset in part by an increase in cash required for operating assets and liabilities in the amount of $40.3 million due to an increase in our overall business activity.  In 2006, the non-cash items include a deferred income tax benefit of $48.7 million.

Net cash used in investing activities was $179.3 million less in 2006 over 2005 mainly due to a decrease in the cash required for acquisitions offset by an increase in cash used for capital expenditures.

Net cash provided by financing activities decreased by $278.4 million in 2006 from 2005. In 2005, we completed our previously discussed Internal Restructuring and initial public offering. The proceeds from the IPO were used to repay shareholders' notes issued as part of the Internal Restructuring. During 2006, we made payments on notes payable in the amount of $58.3 million, a net repayment of $3.4 million of long-term debt and paid $2.4 million in distributions to former members of ANR Holding, LLC.

Credit Facility and Long-term Debt

As of December 31, 2007, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

December 31, 2007
Term loan	$233,125
10% Senior notes due 2012	175,000
Gallatin loan facility	18,500
Capital lease obligation	705
Other	700
Total long-term debt	428,030
Less current portion	2,579
Long-term debt, net of current portion	$425,451

    The Credit Facility and the indenture governing the Senior Notes each impose certain restrictions on ANR LLC and its restricted subsidiaries, including, subject to certain exceptions, restrictions on their ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; pay dividends or make distributions, make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. The Credit Facility also requires us to satisfy two financial performance covenants:  a minimum interest coverage ratio and a maximum leverage ratio.  In addition, Alpha Natural Resources, Inc. is a guarantor of ANR LLC’s obligations under the Credit Facility and the Senior Notes.  The Credit Facility prohibits Alpha Natural Resources, Inc. from engaging in any business or activities other than the following: holding the equity interests of ANR LLC; paying taxes; preparing reports to governmental authorities and shareholders; holding director and shareholder meetings; preparing corporate records and engaging in activities required to maintain its corporate existence; fulfilling obligations under acquisition and disposition agreements; and guaranteeing certain obligations of its subsidiaries.

    Borrowings under the Credit Facility are subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by the Company and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, and (2) with 100% of the net cash proceeds received by the Company and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.  At December 31, 2007, ANR LLC had net assets of $369.9 million and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends or repurchases of common stock of the Company, the net assets of ANR LLC are restricted.

    All of our borrowings under the Credit Facility are at a variable rate, so we are exposed to the effect of rising interest rates. As of December 31, 2007, we had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (4.70% at December 31, 2007) plus the applicable margin (1.75%, at December 31, 2007). To reduce our exposure to rising interest rates, effective May 22, 2006, we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges perfectly match, resulting in no hedge ineffectiveness being recognized in the income statement during the years ended December 31, 2007 and 2006. The fair value of the swap at December 31, 2007 and 2006 were $15.6 million and $7.2 million, respectively, which was recorded in other liabilities in the consolidated balance sheet and the offsetting unrealized loss of $11.9 million and $5.4 million, respectively, net of tax benefit, were recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

Gallatin entered into a non-recourse senior secured loan facility with Nedbank Limited on December 28, 2006 (the “Gallatin Loan Facility”) to provide phase one project financing for the construction of assets in the amount of $23,150 which includes a $20,550 senior term loan facility and a $2,600 senior standby term loan facility at an interest rate based upon the 6-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5% at December 31, 2007.  The final maturity date is July 26, 2016.

We are in compliance with all covenants under the Gallatin Loan Facility.  The financial covenants require that we maintain the following:

·	Loan life coverage ratio greater than or equal to 1.30, defined as the ratio of the present value of future cash flow to aggregate principal amount of all outstanding loans;

·	Gearing ratio less than 1.85, defined as the ratio of outstanding net interest-bearing indebtedness to total borrower equity; and

·	Debt service cover ratio greater than 1.20, defined as the ratio of actual cash flow available for debt service to funded debt service.

As of December 31, 2007, our financial covenants are 4.62 and 1.31 for the loan life coverage ratio and the gearing ratio, respectively.  Phase one was not complete, therefore, the debt service cover ratio was not required.  In addition, as of December 31, 2007 Gallatin had borrowed $18,500 under this loan facility.

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

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Facility and the indenture governing the Senior Notes as of December 31, 2007.

The financial covenants in the Credit Facility require, among other things, that we:

·
Maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Facility (“Adjusted EBITDA”)), of not more than 3.75 for the three fiscal quarter periods ending on June 30, September 30 and December 31, 2007, and 3.50 for the four fiscal quarter periods ending on March 31, 2008 and each quarter end thereafter; and

·
Maintain a minimum interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of at least 2.50 for the four fiscal quarter periods ending on the last day of any fiscal quarter.

Based upon Adjusted EBITDA, our leverage ratio and interest coverage ratio (as such ratios are defined in the Credit Facility) at December 31, 2007 were 1.56 and 6.82, respectively. A breach of the covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our Credit Facility would also result in a default under the indenture for the Senior Notes.

Adjusted EBITDA is defined as EBITDA, further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit facility, as shown in the table below. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007	Twelve Months Ended December 31, 2007
	(In thousands)

Net income	$8,349	$4,747	$8,949	$5,689	$27,734
Interest expense, net	9,356	9,573	9,836	9,110	37,875
Income tax expense	2,629	1,502	2,363	2,135	8,629
Depreciation, depletion, and amortization	35,789	37,855	43,926	42,009	159,579
EBITDA	56,123	53,677	65,074	58,943	233,817
Unrestricted subsidiary	773	628	758	1,031	3,190
Fair value of derivative instruments	(449)	(391)	(1,413)	(6,674)	(8,927)
Other allowable adjustments	(71)	(958)	603	1,452	1,026
Accretion expense	1,556	1,566	1,838	1,885	6,845
Amortization of deferred gains	(228)	(265)	(214)	(184)	(891)
Stock-based compensation charges	2,308	1,072	2,341	2,592	8,313
Adjusted EBITDA	$60,012	$55,329	$68,987	$59,045	$243,373
Leverage ratio (1)					1.56
Interest coverage ratio (2)					6.82

(1)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2007 (in thousands):

	2008	2009-2010	2011-2012	After 2012	Total

Long-term debt and capital leases (1)	$523	$182	$408,125	$--	$408,830
Equipment purchase commitments	45,170	--	--	--	45,170
Operating leases	2,729	2,681	2,406	8,301	16,117
Minimum royalties	13,475	20,226	21,599	31,126	86,426
Coal purchase commitments	187,504	5,479	--	--	192,983
Gallatin commitments (1)	2,056	4,111	4,111	8,222	18,500
Gallatin commitment - other	--	700	--	--	700
Coal contract buyout	680	1,247	--	--	1,927
Total	$252,137	$34,626	$436,241	$47,649	$770,653

(1)
Gallatin commitments and long-term debt and capital leases include principal amounts due in the years shown. Interest payable on these obligations, with interest rates ranging between 6.5% and 12.2% on our loans and capital leases, would be approximately $33.9 million in 2008, $67.4 million in 2009 to 2010, $55.9 million in 2011 to 2012, and $1.4 million after 2012.

Additionally, we have long-term liabilities relating to asset retirement obligations, workers' compensation and black lung benefits and postretirement benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	Within
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total

Asset retirement obligation	$8,179	$16,242	$24,632	$78,134	$127,187
Postretirement	973	3,171	4,993	132,822	141,959
Workers' compensation benefits and black lung benefits	1,779	1,443	1,009	6,603	10,834
Total	$10,931	$20,856	$30,634	$217,559	$279,980

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

Federal and state laws require us to secure payment of certain long-term obligations such as mine closure and reclamation costs, federal and state workers' compensation, coal leases and other obligations. We typically secure these payment obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our credit facility. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with cash.   In recent years, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable to us. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2007, we have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. We also have a committed bonding facility with the Chubb Group of Insurance Companies, pursuant to which Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. In 2007, we added a third facility with Safeco Insurance Company of America pursuant to which they have agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $35.0 million. As of December 31, 2007, we have posted an aggregate of $142.5 million in reclamation bonds and $10.2 million of other types of bonds under these facilities and maintained letters of credit totaling $82.2 million to secure reclamation and other surety bond obligations.

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

Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. We account for the costs of our reclamation activities in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  We determine the future cash flows necessary to satisfy our reclamation obligations on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. In accordance with the provisions of SFAS 143, we determine the fair value of our asset retirement obligations. In order to determine fair value, we must also estimate a discount rate and third-party margin. Each is discussed further below:

·
Discount Rate. SFAS 143 requires that asset retirement obligations be recorded at fair value. In accordance with the provisions of SFAS 143, we utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing.

·
Third-Party Margin. SFAS 143 requires the measurement of an obligation to be based upon the amount a third party would demand to assume the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2007, we had recorded asset retirement obligation liabilities of $91.2 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2007, we estimate that the aggregate undiscounted cost of final mine closures is approximately $127.2 million.

Coal Reserves. There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists and reviewed by a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

·	geological conditions;

·	historical production from the area compared with production from other producing areas;

·	the assumed effects of regulations and taxes by governmental agencies;

·	assumptions governing future prices; and

·	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material.  At December 31, 2007, we had 617.5 million tons of proven and probable coal reserves.

Postretirement Medical Benefits. We have long-term liabilities for postretirement benefit cost obligations. Detailed information related to these liabilities is included in the notes to our financial statements included elsewhere in this annual report. Liabilities for postretirement benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for postretirement benefit costs. The discount rate used to determine the net periodic benefit cost for postretirement benefits other than pensions was 5.92% for the year ended December 31, 2007 and 5.50% for the year ended December 31, 2006. At December 31, 2007, we had postretirement medical benefit obligations of $54.8 million.

Health care cost trend rate (dollars in thousands):	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost components	$35	$(94)
Effect on accumulated postretirement benefit obligation	853	(702)

Discount rate (dollars in thousands):	One Half- Percentage- Point Increase	One Half- Percentage- Point Decrease
Effect on total service and interest cost components	$(430)	$495
Effect on accumulated postretirement benefit obligation	(3,320)	3,915

Workers' Compensation. Workers' compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our operations are covered through a combination of a self-insurance program and an insurance policy. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs.  At December 31, 2007, we had workers’ compensation obligations of $9.0 million.

Coal Workers' Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers' pneumoconiosis disease (black lung). These claims are covered by a third-party insurance provider in all locations where we operate with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. We account for self-insured black lung obligations under the provisions of SFAS No. 106,  Employers' Accounting for Postretirement Benefit Other than Pension , and SFAS No. 158,  Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

Charges are made to operations for state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service.  As of December 31, 2007, we had black lung obligations of $1.5 million.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence as required by SFAS 109. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to carry back and utilize a future tax loss (if a loss were to occur), available tax planning strategies, limitations on deductibility of temporary differences, and the impact the alternative minimum tax has on utilization of deferred tax assets. As further described in Note 30, we reported three consecutive years of positive earnings history in the fourth quarter of 2006. This objective evidence, coupled with a review of the aforementioned areas in the fourth quarter, resulted in our recording of a reversal of a significant portion of the valuation allowance. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made.  As of December 31, 2007, we had gross deferred tax assets of $165.5 million less a valuation allowance of $44.4 million.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the fundamental requirements in SFAS No. 141,Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). We do not expect this guidance to have a significant impact on our consolidated financial statements; however management is currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect this guidance to have a significant impact on our consolidated financial statements; however management is currently assessing the impact of adopting SFAS 157.

Discussion of Seasonality Impacts on Operations

Our business is seasonal, with operating results varying from quarter to quarter. We have historically experienced lower sales during winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers. As a result, our first quarter may be negatively impacted. Lower than expected sales by us during this period could have an adverse affect on the timing of our cash flows and therefore our ability to service our obligations with respect to our existing and future indebtedness.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. As of December 31, 2007, approximately 5% and 66%, respectively, of our planned production for 2008 and 2009 was uncommitted.  As compared to prior years, we have increased the proportion of our planned future production in 2008 and 2009 for which we have contracts to sell coal, which has the effect of reducing our market price risk.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements and put options are not designated as hedges and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales. These diesel fuel swaps and put options use the NYMEX New York Harbor #2 heating oil as the underlying commodity reference price.

As of December 31, 2007 approximately 2.7 million gallons or 10% of the Company's anticipated 2008 diesel fuel usage has been capped with the swap agreements in which the company has agreed to pay a fixed price and receive a floating price per gallon of diesel fuel. The fixed prices for the notional quantity of 2.7 million gallons range from $2.49 to $2.60 per gallon for the last eleven months of 2008.  The fair value of these diesel fuel swap agreements are an asset of less than $0.1 million as of December 31, 2007.

As of December 31, 2007, the Company entered into diesel fuel put options for 2.7 million gallons at a price range of $2.25 to $2.45 per gallon for the last eleven months of 2008.  In the event that diesel prices decline below the strike price, the Company can exercise the put options and sell the 2.7 million gallons at the strike price, therefore reducing the impact of the swap agreements.  These put options provide downside protection and reduce the fixed position risk of the outstanding diesel fuel swap agreements in the event of a decline in diesel fuel prices below the strike price. The fair value of these diesel fuel put options are an asset of $0.2 million as of December 31, 2007.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts at December 31, 2007 that are considered derivative instruments are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions)
	$40.00-$51.00	1,031,986	01/01/08-12/31/08	$9.9
	$45.00-$60.00	360,000	01/01/08-12/31/08	$1.3
		1,391,986		$11.2

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions)
	$45.00-$50.00	243,000	01/01/08-12/31/08	$(2.5)
	$51.00-$60.00	226,433	01/01/08-12/31/08	$0.4
		469,433		$(2.1)

Interest Rate Risk

All of our borrowings under our Credit Facility and the Gallatin Loan Facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of December 31, 2007, our Credit Facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (4.70% at December 31, 2007) plus an applicable margin (1.75% at December 31, 2007).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75% at December 31, 2007) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at year end December 31, 2007 was a liability of $15.6 million ($11.9 million net of tax).  As of December 31, 2007, Gallatin had outstanding borrowings under the Gallatin Loan Facility of $18.5 million at an interest rate based upon the 6-month LIBOR (4.60% at December 31, 2007) plus an applicable margin of 3.5%. A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.2 million based on our variable rate borrowings as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and partners' capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 3 and 18 to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments and its method of accounting for postretirement benefits, respectively in 2006. Also, as discussed in note 3 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Roanoke, Virginia
February 29, 2008

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,365	$33,256
Trade accounts receivable, net	183,969	171,195
Notes and other receivables	11,141	6,466
Inventories	70,780	76,844
Prepaid expenses and other current assets	59,954	50,893
Total current assets	380,209	338,654
Property, plant, and equipment, net	640,258	637,136
Goodwill	20,547	20,547
Other intangibles, net	9,376	11,720
Deferred income taxes	97,130	94,897
Other assets	63,394	42,839
Total assets	$1,210,914	$1,145,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,579	$3,254
Note payable	18,883	20,941
Bank overdraft	160	23,814
Trade accounts payable	95,605	75,986
Deferred income taxes	9,753	7,601
Accrued expenses and other current liabilities	96,082	90,594
Total current liabilities	223,062	222,190
Long-term debt	425,451	421,456
Workers' compensation benefit obligations	9,055	7,169
Postretirement medical benefit obligations	53,811	50,712
Asset retirement obligations	83,020	69,495
Deferred gains on sale of property interests	3,176	3,885
Other liabilities	30,930	26,837
Total liabilities	828,505	801,744

Minority interest	1,573	--
Commitments and contingencies (Note 21 and Note 25)	--	--

Stockholders' equity:
Preferred stock-- par value $0.01, 10,000,000 shares authorized, none issued	--	--
Common stock-- par value $0.01, 100,000,000 shares authorized, 65,769,303 and 64,964,287 shares
issued and outstanding at December 31, 2007 and 2006, respectively	658	650
Additional paid-in capital	227,336	215,020
Accumulated other comprehensive loss	(22,290)	(19,019)
Retained earnings	175,132	147,398
Total stockholders' equity	380,836	344,049
Total liabilities and stockholders' equity	$1,210,914	$1,145,793

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues:
Coal revenues	$1,639,247	$1,687,553	$1,413,174
Freight and handling revenues	205,086	188,366	185,555
Other revenues	33,241	34,743	27,926
Total revenues	1,877,574	1,910,662	1,626,655
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,354,335	1,352,450	1,184,092
Freight and handling costs	205,086	188,366	185,555
Cost of other revenues	25,817	22,982	23,675
Depreciation, depletion and amortization	159,579	140,851	73,122
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	58,605	67,952	88,132
Total costs and expenses	1,803,422	1,772,601	1,554,576
Income from operations	74,152	138,061	72,079
Other income (expense):
Interest expense	(40,215)	(41,774)	(29,937)
Interest income	2,340	839	1,064
Miscellaneous income (expense)	(93)	523	91
Total other income (expense), net	(37,968)	(40,412)	(28,782)
Income from continuing operations before income taxes and minority interest	36,184	97,649	43,297
Income tax expense (benefit)	8,629	(30,519)	18,953
Income before minority interest	27,555	128,168	24,344
Minority interest	(179)	--	2,918
Income from continuing operations	27,734	128,168	21,426
Discontinued operations (Note 26):
Loss from discontinued operations before income taxes and minority interest	--	--	(378)
Income tax benefit	--	--	(93)
Minority interest	--	--	(72)
Loss from discontinued operations	--	--	(213)
Net income	$27,734	$128,168	$21,213
Net income per share, as adjusted (Note 4):
Basic and diluted:
Income from continuing operations	$0.43	$2.00	$0.38
Loss from discontinued operations	--	--	--
Net income, as adjusted in 2005	$0.43	$2.00	$0.38

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL AND COMPREHENSIVE INCOME
(In thousands)

	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc				ANR Fund IX Holdings, L.P.
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity	Partners' Capital	Total Stockholders' Equity and Partners' Capital

Balances, December 31, 2004	--	$--	$--	$--	$--	$--	$--	$22,153	$18,828	$40,981	$4,952	$45,933
Noncash distribution of Virginia Tax Credit	--	--	--	--	--	--	--	--	--	--	(40)	(40)
Net income prior to Internal Restructuring	--	--	--	--	--	--	--	--	2,320	2,320	379	2,699
Distribution to First Reserve Fund IX, L.P. and ANR Fund IX Holdings, L.P. prior to the Internal Restructuring	--	--	--	--	--	--	--	--	(7,920)	(7,920)	(1,243)	(9,163)
Contribution by First Reserve Fund IX, L.P. of all of the outstanding common stock of Alpha NR Holding, Inc. in exchange for shares of Alpha Natural Resources, Inc. common stock	12,463	125	35,256	--	--	35,381	--	(22,153)	(13,228)	(35,381)	--	--
Contribution by ANR Fund IX Holdings, L.P. of its membership interest in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock upon completion of the Internal Restructuring	1,536	15	4,033	--	--	4,048	--	--	--	--	(4,048)	--
Contribution by minority interest holders, including certain members of management, of their membership interests in ANR Holdings, LLC in exchange for shares of Alpha Natural Resources, Inc. common stock and recognition of unearned stock-based compensation	14,289	143	56,302	--	--	56,445	--	--	--	--	--	56,445

See accompanying notes to consolidated financial statements.
(Continued)

(Continued)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL AND COMPREHENSIVE INCOME
(In thousands)

	Alpha Natural Resources, Inc.						Alpha NR Holding, Inc				ANR Fund IX Holdings, L.P.
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity	Partners' Capital	Total Stockholders' Equity and Partners' Capital

Issuance of Restructuring Notes	--	$--	$(517,692)	$--	$--	$(517,692)	$--	$--	$--	$--	$--	$(517,692)
Tax Distributions payable recorded upon the completion of the Internal Restructuring	--	--	(10,500)	--	--	(10,500)	--	--	--	--	--	(10,500)
Change in net deferred income taxes recognized upon the completion of the Internal Restructuring	--	--	34,504	--	--	34,504	--	--	--	--	--	34,504
Proceeds from initial public offering of common shares ($19 per share), net of offering costs of $48,296	33,925	339	596,072	--	--	596,411	--	--	--	--	--	596,411
Distribution of net proceeds received from underwriters’ exercise of over-allotment option	--	--	(71,135)	--	--	(71,135)	--	--	--	--	--	(71,135)
Issuance of restricted shares	12	--	--	--	--	--	--	--	--	--	--	--
Shares issued in connection with acquisition	2,180	22	53,162	--	--	53,184	--	--	--	--	--	53,184
Amortization of unearned stock-based compensation	--	--	13,407	--	--	13,407	--	--	--	--	--	13,407
Exercise of stock options	15	--	199	--	--	199	--	--	--	--	--	199
Net income subsequent to Internal Restructuring	--	--	--	--	18,513	18,513	--	--	--	--	--	18,513

Balances, December 31, 2005	64,420	$644	$193,608	$--	$18,513	$212,765	$--	$--	$--	$--	$--	$212,765

See accompanying notes to consolidated financial statements.
(Continued)

(Continued)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(In thousands)

	Alpha Natural Resources Inc.						Alpha NR Holding, Inc

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity	Total Stockholders' Equity

Comprehensive Income
Net Income	--	$--	$--	$--	$128,168	$128,168	$--	$--	$--	$--	$128,168
Change in derivative financial instrument, net of income tax of $1,787	--	--	--	(5,437)	--	(5,437)	--	--	--	--	(5,437)
Total Comprehensive Income											122,731
Initial impact of adoption of Staff Accounting Bulletin No. 108, net of income tax (Note 3 (t))	--	--	--	--	717	717	--	--	--	--	717
Exercise of stock options	60	1	953	--	--	954	--	--	--	--	954
Amortization of unearned stock-based compensation	484	5	20,459	--	--	20,464	--	--	--	--	20,464
Initial impact of adoption of Statement of Financial Accounting Standards No. 158, net of income tax	--	--	--	(13,582)	--	(13,582)	--	--	--	--	(13,582)

Balances, December 31, 2006	64,964	$650	$215,020	$(19,019)	$147,398	$344,049	$--	$--	$--	$--	$344,049

See accompanying notes to consolidated financial statements.
(Continued)

(Continued)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL AND COMPREHENSIVE INCOME
(In thousands)

	Alpha Natural Resources Inc.						Alpha NR Holding, Inc
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity	Total Stockholders' Equity

Comprehensive Income
Net Income	--	$--	$--	$--	$27,734	$27,734	$--	$--	$--	$--	$27,734
Change in derivative financial instrument, net of income tax of $2,070	--	--	--	(6,298)	--	(6,298)	--	--	--	--	(6,298)
Impact of Statement of Financial Accounting Standards No. 158, net of income tax, net of income tax benefit of ($997)	--	--	--	3,027	--	3,027	--	--	--	--	3,027
Total Comprehensive Income											24,463
Exercise of stock options	268	3	3,969	--	--	3,972	--	--	--	--	3,972
Amortization of unearned stock-based compensation	537	5	8,347	--	--	8,352	--	--	--	--	8,352

Balances, December 31, 2007	65,769	$658	$227,336	$(22,290)	$175,132	$380,836	$--	$--	$--	$--	$380,836

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities:
Net income	$27,734	$128,168	$21,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	159,579	140,851	73,405
Amortization and write-off of debt issuance costs	2,318	2,282	3,357
Minority interest	(179)	--	2,846
Accretion of asset retirement obligation	6,845	4,874	3,514
Virginia tax credit	--	--	(343)
Stock-based compensation-- non-cash	9,681	20,464	39,045
Gain on sale of discontinued operations	--	--	(704)
Change in fair value of derivative instruments	(8,927)	(150)	--
Deferred income tax expense (benefit)	1,032	(48,720)	3,736
Gain on sale of fixed assets	(2,219)	(972)	(1,585)
Other non-cash items	2,746	(553)	1,070
Changes in operating assets and liabilities:
Trade accounts receivable	(12,968)	(24,101)	(52,102)
Notes and other receivables	(7,335)	3,124	13,276
Inventories	15,543	7,943	(16,182)
Prepaid expenses and other current assets	15,530	20,922	4,348
Other assets	(24,303)	(3,688)	(6,033)
Trade accounts payable	23,548	(28,359)	48,462
Accrued expenses and other current liabilities	11,686	(20,057)	5,453
Workers' compensation benefits	1,375	875	1,155
Postretirement medical benefits	7,475	8,716	8,824
Asset retirement obligation expenditures	(6,124)	(3,187)	(4,142)
Other liabilities	2,704	1,649	1,030
Net cash provided by operating activities	225,741	210,081	149,643
Investing activities:
Capital expenditures	(126,381)	(131,943)	(122,342)
Proceeds from disposition of property, plant, and equipment	6,101	1,471	5,450
Purchase of net assets of acquired companies	(43,893)	(31,532)	(221,869)
Investment in affiliate	(403)	(344)	(1,234)
Collections on note receivable from coal supplier	--	3,000	5,608
Payment of additional consideration on previous acquisition	--	--	(5,000)
Other	(627)	(698)	--
Net cash used in investing activities	(165,203)	(160,046)	(339,387)

See accompanying notes to consolidated financial statements.

(Continued)

(Continued)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Financing activities:
Repayments on note payable	(20,941)	(58,315)	(15,228)
Proceeds from issuance of long-term debt	18,900	286,821	323,000
Repayment of long-term debt	(15,580)	(290,210)	(82,743)
Increase (decrease) in bank overdraft	(23,654)	6,749	7,041
Proceeds from initial public offering, net of offering costs	--	--	598,066
Proceeds from exercise of stock options	3,972	954	199
Repayment of restructuring notes payable	--	--	(517,692)
Distributions to prior members of ANR Holdings, LLC subsequent to Internal Restructuring	--	--	(71,135)
Payment of Sponsor Distributions related to Internal Restructuring	(2,126)	(2,400)	(3,600)
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	--	--	(7,732)
Debt issuance costs	--	--	(8,201)
Net cash (used in) provided by financing activities	(39,429)	(56,401)	221,975
Net increase (decrease) in cash and cash equivalents	21,109	(6,366)	32,231
Cash and cash equivalents at beginning of year	33,256	39,622	7,391
Cash and cash equivalents at end of year	$54,365	$33,256	$39,622

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

On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (Alpha) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions, and on February 18, 2005, Alpha completed the initial public offering of its common stock. The internal restructuring and initial public offering are discussed in Note 2. Prior to the internal restructuring transactions, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC.

The FR Affiliates were entities under the common control of First Reserve GP IX, Inc. and were formed in 2002 to acquire coal mining assets in the Appalachian region of the United States. In December 2002, the FR Affiliates formed ANR Holdings, LLC (ANR Holdings). ANR Holdings was the parent of Alpha Natural Resources, LLC and the latter entity and its subsidiaries acquired our predecessor, the majority of the Virginia coal operations of Pittston Coal Company, a subsidiary of The Brink's Company (formerly known as The Pittston Company), on December 13, 2002.

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

The acquisition of Progress Fuel Corp, a subsidiary of Progress Energy, was completed on May 1, 2006.  The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp., and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company's Enterprise business unit and have been integrated into Enterprise.

The acquisition of a 94% ownership interest in Gallatin Materials LLC (Gallatin) was completed on December 28, 2006. Gallatin is a lime manufacturing business in Verona, Kentucky. Gallatin expects to complete construction of the first of two rotary pre-heater lime kilns in the first quarter of 2008, which is expected to produce lime to be sold to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The lime will also be sold in the first quarter of 2008 to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted membership interests in Gallatin, which vest based on performance criteria over a period of approximately three years from the closing date and which, if earned in their entirety, would reduce the Company's ownership to 77.5%.

The acquisition of Mingo Logan from Arch Coal, Inc. was completed on June 29, 2007. The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway business unit.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2007 and 2006, respectively, include Alpha and its majority owned and controlled subsidiaries. The financial statements for the year ended December 31, 2005 include the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha and subsidiaries from February 12, 2005 to December 31, 2005.  The entities included in the financial statements are collectively referred to as “the Company.”

On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transloading Company LLC, to an unrelated third party. The results of these operations for the years ended December 31, 2005 have been reported as discontinued operations. See also Note 26.

(2)	Internal Restructuring and Public Offerings

On February 11, 2005, the Company completed a series of transactions to transition from a structure in which the Company's top-tier holding company was a limited liability company, ANR Holdings, to one in which the top-tier holding company is a corporation, Alpha Natural Resources, Inc., which was formed on November 29, 2004. These transactions are referred to collectively as the Internal Restructuring, and they included the following:

·
Alpha Coal Management, LLC (ACM) was dissolved and liquidated, after which (1) the interests in ANR Holdings previously held by ACM were distributed to and held directly by the Company's officers and employees who were owners of ACM prior to its dissolution and (2) outstanding options to purchase units in ACM were automatically converted into options to purchase up to 596,985 shares of Alpha Natural Resources, Inc. common stock at an exercise price of $12.73 per share, and Alpha Natural Resources, Inc. assumed the obligations of ACM under the Alpha Coal Management, LLC 2004 Long-Term Incentive Plan.

·
Alpha Natural Resources, Inc. assumed the obligations of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6,000, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from the Internal Restructuring and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4,500, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the Sponsor Distributions). The Sponsor Distributions to affiliates of AMCI were paid in cash in five equal installments on the dates for which estimated income tax payments were due in each of April 2005, June 2005, September 2005, January 2006 and April 2006. The Sponsor Distributions to First Reserve Fund IX, L.P. are payable in three installments of approximately $2,100, $2,100 and $300 on December 15, 2007, 2008 and 2009, respectively. The Sponsor Distributions will be payable in cash or, to the extent Alpha Natural Resources, Inc. is not permitted by the terms of the senior credit facility or the indenture governing the senior notes to pay the Sponsor Distributions in cash, in shares of Alpha Natural Resources, Inc. common stock.

·
First Reserve Fund IX, L.P., the direct parent of Alpha NR Holding, Inc., contributed all of the outstanding common stock of Alpha NR Holding, Inc. to Alpha Natural Resources, Inc. in exchange for 12,462,992 shares of Alpha Natural Resources, Inc. common stock and demand promissory notes in an aggregate adjusted principal amount of $206,734.

·
ANR Fund IX Holdings, L.P., Madison Capital Funding, LLC and affiliates of AMCI contributed all of their membership interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 13,052,431 shares of Alpha Natural Resources, Inc. common stock and demand promissory notes in an aggregate adjusted principal amount of $310,958.

·
The officers and employees who were the members of ACM contributed all of their interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 2,772,157 shares of Alpha Natural Resources, Inc. common stock. Of these shares, 82,297 were for the officers' and employees' purchased interest. One half of the remainder, 1,344,930 shares, were immediately vested and resulted in compensation expense being recorded at $19 per share (based upon the initial public offering price for the Company's stock on February 18, 2005), or $25,554 in total. The remaining 1,344,930 shares vested over the two year period ending December 31, 2006. The $25,554 in compensation expense related to these shares was deferred and amortized to expense over the vesting period through December 31, 2006.

·
The Board of Directors of Alpha Natural Resources, Inc. declared a pro rata distribution to the former members of ANR Holdings in an aggregate amount equal to the net proceeds Alpha Natural Resources, Inc. received upon the exercise by the underwriters of their over-allotment option with respect to the public offering described below.

·	The Company, the FR Affiliates and affiliates of AMCI amended certain of the post-closing arrangements previously entered into as part of the Company's acquisition of U.S. AMCI.

·
Alpha Natural Resources, Inc. contributed the membership interests in ANR Holdings received in the Internal Restructuring to Alpha NR Holding, Inc. and another indirect wholly-owned subsidiary of Alpha Natural Resources, Inc.

On February 18, 2005, Alpha Natural Resources, Inc. completed the initial public offering of 33,925,000 shares of its common stock, including 4,425,000 shares issued pursuant to the exercise in full of the underwriters' over-allotment option. Alpha Natural Resources, Inc. received net proceeds (after deducting issuance costs) of $598,066 from the offering. Alpha Natural Resources, Inc. used $517,692 of the net proceeds to repay all outstanding principal and accrued interest on its demand promissory notes issued in the Internal Restructuring to the FR Affiliates, affiliates of AMCI and Madison Capital Funding LLC. In addition, $78,610 of the net proceeds were distributed by Alpha Natural Resources, Inc. on a pro rata basis to its stockholders of record as of the close of business on February 11, 2005 pursuant to the distribution declared by Alpha Natural Resources, Inc.'s Board of Directors in connection with the Internal Restructuring. Included in the pro rata distribution was $7,475 distributed to officers and employees who were the members of ACM, which was recorded as compensation expense.

On January 24, 2006, a secondary public offering of the common stock of Alpha Natural Resources, Inc. was completed in which an aggregate of 14,163,527 shares of its common stock were sold by First Reserve Fund IX, L.P., ANR Fund IX Holdings, L.P. and Madison Capital Funding, LLC. The Company received no proceeds from the secondary offering.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(3)	Summary of Significant Accounting Policies and Practices

(a)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term investments. Cash and cash equivalents are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  As of December 31, 2007, the Company had a cash and cash equivalent balance of $54,365 of which $7,200 is restricted for the use of our Gallatin operations by our non-recourse senior loan agreement with Nedbank.  As of December 31, 2006, the Company had a cash and cash equivalent balance of $33,256.

(b)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $399 and $323 at December 31, 2007 and 2006, respectively. Credit losses were insignificant in the three-year period ending December 31, 2007. The Company does not have off-balance-sheet credit exposure related to its customers.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property, plant, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(f)	Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually (as of August 31) in accordance with the provisions of SFAS 142. The impairment review in 2007 supported the carrying value of goodwill.

(g)	Health Insurance Programs

The Company is principally self-insured for costs of health and medical claims. The Company utilizes commercial insurance to cover specific claims in excess of $500 ($250 prior to January 1, 2005). Estimated liabilities for health and medical claims are recorded based on the Company's historical experience and includes a component for incurred but not reported claims.

(h)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including objective evidence obtained from historical earnings, future sales commitments, the expected level of future taxable income and available tax planning strategies, and the impact the alternative minimum tax has on utilization of deferred tax assets. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record a change to the valuation allowance through income tax expense in the period the determination is made.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(i)	Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company records these reclamation obligations under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

In connection with the business acquisitions described in Note 22, the Company recorded the fair value of the reclamation liabilities assumed as part of the acquisitions in accordance with SFAS 143.

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

The changes in the allowance for advance mining royalties were as follows:

Balance at December 31, 2004	$5,441
Provision for non-recoupable advance mining royalties	580
Write-offs of advance mining royalties	(1,191)
Balance at December 31, 2005	4,830
Provision for non-recoupable advance mining royalties	2,215
Write-offs of advance mining royalties	(766)
Balance at December 31, 2006	6,279
Provision for non-recoupable advance mining royalties	511
Write-offs of advance mining royalties	(1,254)
Balance at December 31, 2007	$5,536

(k)	Revenue Recognition

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Other revenues generally consist of equipment and parts sales, equipment rebuild and maintenance services, coal handling and processing, royalties and rental income. These revenues are recognized in the period earned or when the service is completed. Beginning on October 26, 2005, the Company began earning revenues from the operation of a road construction business which was acquired as part of the acquisition of the Nicewonder Coal Group (Note 22). Revenue from road construction contracts is recognized under the percentage of completion method of accounting for long-term contracts in accordance with Accounting Research Bulletin No. 45 Long-Term Construction Contracts and the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

(l)	Deferred Financing Costs

In connection with our Gallatin acquisition financing, the Company incurred deferred financing costs totaling $918.  In addition, the Company incurred deferred financing costs totaling $8,201 for the year ended December 31, 2005. These deferred financing costs are being amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are included in other assets in the accompanying balance sheets. Amortization expense for the years ended December 31, 2007, 2006 and 2005 totaled $2,318, $2,282 and $3,357, respectively. Amortization for the year ended December 31, 2005 included $1,503 for deferred financing costs written off in connection with refinancing transactions.

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

(n)	Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

Workers' Compensation

The Company is self-insured for workers' compensation claims at certain of its operations in West Virginia. Workers' compensation at all other locations in West Virginia is insured through a third-party insurance provider. Workers' compensation claims at locations in all other states where the Company operates are covered by a third-party insurance provider.

 The liabilities for workers' compensation claims that are self-insured are estimates of the ultimate losses incurred based on the Company's experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung disease. These claims are covered by a third-party insurance provider in all locations where the Company operates with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. The Company accounts for self-insured black lung obligations under the provisions of SFAS No. 106, Employers‘ Accounting for Postretirement Benefit Other than Pension (“SFAS 106”), and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

Charges are made to operations for self-insured state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service. The Company did not assume any responsibility for workers' compensation or black lung claims incurred by any of its subsidiaries prior to their acquisition. Effective December 31, 2006, the Company adopted SFAS 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires that the Company recognize on its balance sheet the amount of the Company's unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The initial effect of the adoption of SFAS 158 was recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.  Subsequent to the year of adoption, these are recorded as components of comprehensive income (loss).

(o)	Postretirement Benefits Other Than Pensions

The Company accounts for health care benefits provided for current and certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. Effective December 31, 2006, the Company adopted SFAS No. 158, which requires that the Company recognize on its balance sheet the amount of the Company's unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. The initial effect of the adoption of SFAS 158 was recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost. Subsequent to the year of adoption, these are recorded as components of comprehensive income (loss).

(p)	Equity Investments

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of the investment company's income or loss is included in the Company's net income or loss with a corresponding increase or decrease in the carrying value of the investment.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(q)	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on the estimated fair value of the awards over the requisite service or vesting period. Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”).

In adopting SFAS 123(R), the Company has elected to use the modified prospective transition method and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

For the year ended December 31, 2007 and 2006, approximately 61% and 90%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses and approximately 39% and 10%, respectively, of the stock-based compensation expense was recorded as a component of cost of sales. At December 31, 2007 and 2006, approximately $108 and $77 of stock-based compensation costs were capitalized as a component of inventories, respectively. Under SFAS 123(R) the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the year ended December 31, 2007 and 2006.

The following table illustrates the effect on net income, as adjusted, and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes option-pricing model for the year ended December 31, 2005:

Year Ended
December 31, 2005
Net income, as adjusted (Note 4)	$21,124
Add: stock option expense included in net income, as adjusted, net of income taxes and minority interest	484
Deduct: stock option expense determined under fair-value method, net of income taxes and minority interest	(1,322)
Pro forma net income, adjusted for effect of fair value of stock options	$20,286

Earnings per share-- basic and diluted
Net income, as adjusted (Note 4)	$0.38

Pro forma earnings per share - basic and diluted, adjusted for effect of fair value of stock options	$0.36

In addition to the stock option expense reflected above, the Company recorded $45,875 in expense in 2005 for stock-based compensation other than stock options, the expense for which would have been the same under SFAS 123. Such amount includes $7,475, representing a cash distribution to certain officers and employees of a portion of the net proceeds from the Company's initial public offering attributable to the underwriters' exercise of their over-allotment option. Substantially all of the remainder is non-cash expense attributable to shares issued in connection with the Internal Restructuring to certain officers and employees. (See Note 2)

The Company had not granted equity-based awards prior to November 2004. For purposes of the above, the weighted average fair value of stock options granted in the years ended December 31, 2005 and 2004 was estimated to be $6.42 and $9.04, respectively. The fair value of stock options granted was estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	4.0
Expected volatility	38.0%
Risk-free interest rate	3.38%
Expected annual dividend	$0.10

The expected life for options represents an estimate of the period of time the stock options are expected to remain outstanding. The Company's expected life assumption was based upon a review of academic research on employee exercise behavior on comparable size companies with similar contractual lives and vesting periods because of the lack of history at the Company at the time the options were granted.

The expected volatility assumption was based on stock price volatility of a group of publicly traded industry peers as a proxy because the Company was not publicly traded at the time the options were granted.

The risk-free interest rate assumption was based upon the yield on a U.S. Treasury strip (i.e., zero coupon bond) with a remaining life equal to the four-year expected life of the options.

The expected annual dividend was based upon the Company's expected dividend policy at the time the options were granted. The quarterly expected dividend range is between $0.02 and $0.03, or $0.08 and $0.12 per year. A mid-range was chosen to be included in the assumption above, however, the Company does not currently pay a dividend.

No stock options were granted during the years ended December 31, 2007 and 2006, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(r)	Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward purchase and forward sale contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133, as derivatives and records these contracts as assets or liabilities at fair value. Accordingly, changes in fair value for these forward sales and forward purchase contracts have been recorded in revenue and cost of sales, respectively. At December 31, 2007, the Company had unrealized gains (losses) on open sales and purchase contracts of $11,253 and ($2,139), respectively. At December 31, 2006, the Company had unrealized gains (losses) on open sales and purchase contracts of $6,119 and ($5,940), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate and long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense in the same period in which the related floating rate debt obligation affects earnings.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreements and put options are not designated as hedges and therefore the changes in the fair value for these derivative instrument contracts have been recorded in cost of sales. These diesel fuel swaps and put options use the NYMEX New York Harbor #2 heating oil as the underlying commodity reference price.  Any unrealized loss is recorded in other current liabilities and any unrealized gain is recorded in other current assets.

As of December 31, 2007 approximately 2,688 gallons or 10% of the Company's anticipated 2008 diesel fuel usage has been capped with the swap agreements in which the company has agreed to pay a fixed price and receive a floating price per gallon of diesel fuel. The fixed prices for the notional quantity of 2,688 gallons range from $2.49 to $2.60 per gallon for the last eleven months of 2008. The fair value of these diesel fuel swap agreements are an asset of $36 as of December 31, 2007.

As of December 31, 2007, the Company entered into diesel fuel put options for 2,688 gallons at a price range of $2.25 to $2.45 per gallon for the last eleven months of 2008.  In the event that diesel prices decline below the strike price, the Company can exercise the put options and sell the 2,688 gallons at the strike price, therefore reducing the impact of the swap agreements.  These put options provide downside protection and reduce the fixed position risk of the outstanding diesel fuel swap agreements in the event of a decline in diesel fuel prices below the strike price. The fair value of these diesel fuel put options are an asset of $204 as of December 31, 2007.

(s)	New Acccounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the fundamental requirements in SFAS No. 141,Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). We do not expect this guidance to have a significant impact on our consolidated financial statements; however management is currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect this guidance to have a significant impact on our consolidated financial statements; however management is currently assessing the impact of adopting SFAS 157.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(t)	Adoption of SAB 108

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 was effective for the Company for the year ended December 31, 2006 and provided for a one time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors which were not previously deemed to be material, but which are material under the guidance of SAB 108. As a result of the adoption of SAB 108, the Company changed its method of accounting for costs related to perpetual water treatment and also for certain materials and supplies inventories which are used in mining operations.  For the year ended December 31, 2006, the Company recorded a cumulative effect adjustment to increase beginning retained earnings by $717 (net of income tax effect of $238) for the effect of these accounting changes. The Company considered the impact of these errors to be immaterial prior to the adoption of SAB 108.

Perpetual Water Treatment

The Company is legally obligated to treat runoff and effluence for its mines and preparation plants, including for closed sites, and prior to the adoption of SAB 108 had historically expensed these costs as paid. The Company believes these costs should be accrued when incurred pursuant to SFAS 143.  Substantially all of these obligations existed upon formation of the Company and were assumed as a result of acquisitions prior to formation. Upon adoption of SAB 108 for the year ended December 31, 2006, the Company recorded an increase to property, plant and equipment, net of $1,877, an increase to goodwill of $1,906, an increase to deferred tax assets of $678, an increase to other long-term assets of $82, a reduction of deferred gain on sales of property interest of $1,115, an increase to asset retirement obligation of $7,700 and a decrease in beginning retained earnings of $2,042.

Mine Supplies Inventory

Since its formation, the Company has not recorded as inventory certain mine supplies, including tires, explosives and fuel, that are maintained at some of its mines and used in mine operations. The Company's policy was to expense these costs when the supplies were purchased. Since the inventory balances remained consistent from period to period, the impact of this policy was considered immaterial prior to the adoption of SAB 108. Upon adoption of SAB 108, the Company changed its policy to record these amounts in inventory when purchased and to expense the items when used in mining operations. For the year ended December 31, 2006, the Company recorded an increase to inventory of $3,675, a decrease in deferred tax assets of $916 and an increase in beginning retained earnings of $2,759.

(u)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advance mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers' compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

(v)	Reclassifications

Certain amounts in prior periods have been reclassified to conform with the current year presentation with no effect on previously reported net income or stockholders’ equity.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(4)	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the treasury stock method by dividing net income or loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Common stock equivalents include the number of shares issuable on exercise of outstanding awards less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period. In 2007, the number of stock options and restricted shares which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive were 691,100 and 555,901, respectively. Due to the Internal Restructuring on February 11, 2005 and initial public offering of common stock completed on February 18, 2005, the calculation of earnings per share for 2005 reflects certain adjustments, as described below.

The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted for 2005, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.'s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring had occurred as of January 1, 2003. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the proforma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income is necessary subsequent to February 11, 2005 because the Company is subject to income taxes.

The denominator for purposes of computing basic net income per share, as adjusted for 2005, reflects the retroactive impact of the common shares received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring on a weighted-average outstanding share basis as being outstanding as of January 1, 2003. The common shares issued to the minority interest owners of ANR Holdings in connection with the Internal Restructuring, including the immediately vested shares granted to management, have been reflected as being outstanding as of February 11, 2005 for purposes of computing the basic net income (loss) per share, as adjusted. The unvested shares granted to management on February 11, 2005 that vest monthly over the two-year period from January 1, 2005 to December 31, 2006 are included in the basic net income (loss) per share, as adjusted, computation as they vest on a weighted-average outstanding share basis starting on February 11, 2005. The 33,925,000 new shares issued in connection with the initial public offering have been reflected as being outstanding since February 14, 2005, the date of the initial public offering, for purposes of computing the basic net income (loss) per share, as adjusted.

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

The computations of basic and diluted net income per share for 2007, 2006, and as adjusted in 2005, are set forth below:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Reported income from continuing operations	$27,734	$128,168	$21,426
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	--	--	(91)

Income from continuing operations, as adjusted in 2005	27,734	128,168	21,335
Reported loss from discontinued operations	--	--	(213)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	--	--	2
Loss from discontinued operations, as adjusted in 2005	--	--	(211)
Net income, as adjusted in 2005	$27,734	$128,168	$21,124

Denominator:
Weighted average shares—basic	64,631,507	64,093,571	55,664,081
Dilutive effect of stock options and restricted stock grants	377,923	57,209	385,465
Weighted average shares—diluted	65,009,430	64,150,780	56,049,546

Net income per share, as adjusted-- basic and diluted:
Income from continuing operations, as adjusted in 2005	$0.43	$2.00	$0.38
Loss from discontinued operations, as adjusted in 2005	--	--	--
Net income per share, as adjusted in 2005	$0.43	$2.00	$0.38

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(5)	Inventories

Inventories consisted of the following:

	December 31,
	2007	2006

Raw coal	$8,754	$8,868
Saleable coal	48,928	53,428
Equipment purchased for resale	1,688	1,744
Materials and supplies	11,410	12,804
Total inventories	$70,780	$76,844

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2007	2006

Prepaid insurance	$20,958	$23,169
Advance mining royalties, net	4,884	4,511
Refundable income taxes	8,841	3,334
Fair value of certain forward coal purchase and sale contracts	11,492	6,119
Prepaid freight	11,213	11,299
Other prepaid expenses	2,566	2,461
Total prepaid expenses and other current assets	$59,954	$50,893

(7)	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2007	2006

Land	$14,226	$14,065
Mineral rights	343,152	324,703
Plant and mining equipment	616,917	505,056
Vehicles	5,659	4,816
Mine development	61,433	54,350
Office equipment and software	13,030	9,304
Construction in progress	25,410	14,564
	1,079,827	926,858
Less accumulated depreciation, depletion, and amortization	439,569	289,722
Property, plant, and equipment, net	$640,258	$637,136

As of December 31, 2007, the Company had commitments to purchase approximately $45,170 of new equipment, expected to be acquired at various dates in 2008.

Depreciation and amortization expense associated with property, plant and equipment was $120,754, $100,732 and $60,502, and depletion expense was $43,730, $40,716 and $11,698, for the years ended December 31, 2007, 2006, and 2005, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(8)	Capitalized Interest

Interest costs applicable to major asset additions are capitalized during the construction period.  During the years ended December 31, 2007, 2006, and 2005, interest costs of $1,743, $827, and $427 were capitalized.

(9)	Other Intangibles

Other intangible assets consisted of the following:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Sales contracts	$5,084	$1,907	$7,546	$3,960
Customer relationships	8,006	2,065	8,678	1,111
Noncompete agreements	927	669	1,177	610
	$14,017	$4,641	$17,401	$5,681

Total amortization expense for the above intangible assets was $2,122, $3,210 and $1,205 for the years ended December 31, 2007, 2006 and 2005, respectively, and is expected to be approximately $3,318, $3,042, $1,512, $1,505 for the years ended December 31, 2008, 2009, 2010, and thereafter, respectively.

(10)	Other Assets

Other assets consisted of the following:

	December 31,
	2007	2006

Advance mining royalties, net	$16,174	$10,374
Deferred loan costs, net of accumulated amortization of $6,245 and $3,927 in 2007 and 2006, respectively	11,501	12,901
Investment in terminal facility	1,498	1,087
Investment in Excelven Pty Ltd	4,870	5,921
Virginia tax credit receivable	20,181	12,105
Davis-Bacon litigation (see Note 25(b))	6,125	--
Other	3,045	451
Total other assets	$63,394	$42,839

(11)	Note Payable

At December 31, 2007, the company had one note payable for $18,883 that was incurred to finance various insurance premiums. Interest, which accrues at the rate of 4.96%, and principal are due in monthly installments, with the final payment due in September 2008. At December 31, 2006, note payable included $20,941 that was incurred to finance various insurance premiums. Interest, which accrued at the rate of 6.15%, and principal were paid in monthly installments, with the final payment paid in September 2007.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(12)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006

Wages and employee benefits	$29,750	$25,176
Current portion of asset retirement obligation	8,179	7,797
Taxes other than income taxes	16,884	12,415
Freight	8,154	10,669
Contractor escrow	1,201	1,087
Deferred gains on sales of property interests	--	389
Deferred revenues	1,355	1,000
Current portion of self-insured workers' compensation benefits	1,779	1,175
Workers' compensation insurance premium payable	1,340	4,091
Interest payable	2,876	2,289
Additional consideration for acquisition	--	549
Fair value of certain forward coal purchase and sale contracts	2,139	5,940
Unamortized portion of unfavorable coal sales contract	6,763	6,763
Construction billings in excess of costs	5,454	2,943
Other	10,208	8,311
Total accrued expenses and other current liabilities	$96,082	$90,594

(13)	Long-Term Debt

  Long-term debt consisted of the following:

	December 31,
	2007	2006

Term loan	$233,125	$247,500
10% Senior notes due 2012	175,000	175,000
Gallatin loan facility	18,500	--
Capital lease obligation	705	1,510
Other	700	700
Total long-term debt	428,030	424,710
Less current portion	2,579	3,254
Long-term debt, net of current portion	$425,451	$421,456

Term Loan

On October 26, 2005, Alpha Natural Resources, LLC (“ANR LLC”), entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “Citicorp Credit Facility”). The Citicorp Credit Facility consists of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit.

As of December 31, 2007 and 2006, there were $233,125 and $247,500 in borrowings, respectively, under the term loan facility and no borrowings under the revolving credit facility. In addition, there were $82,195 and $81,094 in letters of credit outstanding for December 31, 2007 and 2006, respectively. At December 31, 2007, $192,805 was available for borrowing.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    All of our borrowings under the Credit Facility are at a variable rate, so we are exposed to the effect of rising interest rates. As of December 31, 2007, we had a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (4.70% at December 31, 2007) plus the applicable margin (1.75%, at December 31, 2007). To reduce our exposure to rising interest rates, effective May 22, 2006, we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the years ended December 31, 2007 and 2006. The fair value of the swap at December 31, 2007 was $15,590 which was recorded in other liabilities in the consolidated balance sheet and the offsetting unrealized loss of $11,880, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.  For the years ended December 31, 2007 and 2006, $648 and $314 of losses in accumulated other comprehensive loss were reclassified into interest expense.

    The Credit Agreement and the Senior Notes each place restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. At December 31, 2007, ANR LLC had net assets of $369,932 and, except for allowable distributions for the payment of income taxes, administrative expenses, and in certain circumstances, dividends or repurchases of common stock of the Company, the net assets of ANR LLC are restricted.

10% Senior Notes Due June 2012

    On May 18, 2004, ANR, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., issued $175,000 of 10% senior notes due June 2012 in a private placement offering under Rule 144A of the Securities Act of 1933, as amended, resulting in net proceeds of approximately $171,500 after fees and other offering costs. The senior notes are unsecured but are guaranteed fully and unconditionally on a joint and several basis by all of the Company's wholly-owned domestic restricted subsidiaries other than the issuers of the notes, and the Company, as the parent guarantor as a result of the merger of ANR Holdings in the Company. The senior notes are the Company's senior unsecured obligations and rank equally in right of payment to any existing and future unsecured indebtedness and rank senior in right of payment to any future subordinated or senior subordinated indebtedness. The senior notes are effectively subordinated in right of payment to the Company's secured indebtedness, including borrowings under the Citicorp Credit Facility. Interest on the senior notes is payable semi-annually in June and December.

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

Gallatin Loan Facility

Gallatin entered into a non-recourse senior secured loan facility with Nedbank Limited on December 28, 2006 (the “Gallatin Loan Facility”) to provide phase one project financing for the construction of assets in the amount of $20,550 at an interest rate based upon the 6-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5% at December 31, 2007.  The final maturity date is July 26, 2016. As of December 31, 2007 Gallatin had borrowed $18,500 under the loan facility, which is restricted for Gallatin operations.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Other Indebtedness

The Company entered into a capital lease for equipment in conjunction with the purchase of substantially all of the assets of Moravian Run Reclamation Co., Inc. on April 1, 2004. The lease has a term of sixty months with monthly payments ranging from $20 to $60 with a final balloon payment of $180 in March 2009. The effective interest rate on the capital lease is approximately 12.15%. The capitalized cost of the leased property was $1,874 at December 31, 2007. Accumulated amortization was $1,397 and $1,049 at December 31, 2007 and 2006, respectively. Amortization expense on capital leases is included with depreciation expense.

In the Company's acquisition of Progress in 2006, it assumed a capital lease obligation through Caterpillar Financial Services. The remaining lease term was 29 months with monthly payments of $23 starting in May of 2006. The effective interest rate on the capital lease is approximately 4.26%. The capitalized cost of the leased property was $513 at December 31, 2007. Accumulated amortization was $171 and $68 at December 31, 2007 and 2006, respectively. Amortization expense on capital leases is included with depreciation expense.

    Future maturities of long-term debt, including the Gallatin project financing and capital lease obligations, are as follows as of December 31, 2007:

Year ending December 31:
2008	$2,579
2009	2,938
2010	2,056
2011	2,056
2012	410,181
Thereafter	8,220
Total long-term debt	$428,030

   Following is a schedule of future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2007:

Year ending December 31:
2008	$506
2009	190
Total future minimum lease payments	696
Less amount representing interest	9
Present value of future minimum lease payments	705
Less current portion	(523)
Long-term capital lease obligation	$182

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(14)	Asset Retirement Obligation

At December 31, 2007 and 2006, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment in connection with the adoption of SAB 108 in 2006) totaling $91,199 and $77,292, respectively. The portion of the costs expected to be incurred within a year in the amount of $8,179 and $7,797, at December 31, 2007 and 2006, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2007 or 2006.  These regulatory obligations are secured by surety bonds in the amount of $142,471 at December 31, 2007 and $138,013 at December 31, 2006. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2005	$53,487
Accretion for 2006	4,874
2006 acquisitions	7,968
Sites added in 2006	6,070
Revisions in estimated cash flows Increase in recorded liability for perpetual water treatment (see Note 3(t))	1,347 7,700
Expenditures in 2006	(4,154)
Total asset retirement obligation at December 31, 2006	77,292
Accretion for 2007	6,844
2007 acquisitions	11,636
Sites added in 2007	3,305
Revisions in estimated cash flows	(1,754)
Expenditures in 2007	(6,124)
Total asset retirement obligation at December 31, 2007	$91,199

(15)	Other Liabilities

Other liabilities consisted of the following:

	December 31,
	2007	2006

Fair value of interest rate swap	$15,590	$7,224
Davis-Bacon litigation (see Note 25(b))	6,125	--
Unamortized portion of unfavorable coal sales contract	2,403	9,430
Employee benefits	1,934	1,840
Advance royalties payable	879	1,100
Contractor escrow	1,225	1,127
Long-term deferred revenue	--	1,000
Deferred purchase price obligation	538	701
Payable to former sponsor	274	2,400
Other long-term liabilities	1,962	2,015
Total other liabilities	$30,930	$26,837

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

In connection with the long-term debt the Company entered into an interest rate swap on May 22, 2006 which is designed to reduce the volatility of the interest being paid on a portion of the long-term debt which bears interest at a variable rate. This interest rate swap is recorded at fair value at December 31, 2007 based on quoted market prices.

The estimated fair values of long-term debt were as follows:

	December 31,
	2007	2006
10% Senior notes due 2012	$185,063	$189,875
Term loan	233,125	247,500
Capital lease obligation	705	1,510
Project financing	18,500	--
Other	700	700
Total long-term debt	$438,093	$439,585

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(18)	Employee Benefit Plans

(a)	Postretirement Benefits Other Than Pensions

Three of the Company's subsidiaries assumed collective bargaining agreements as part of two acquisitions that require these subsidiaries to provide postretirement medical benefits to certain employees who retire after the acquisition closing dates. In each case, however, the sellers have retained the obligation to provide postretirement medical benefits to employees who retired prior to the acquisition closing dates (December 13, 2002 and March 11, 2003, respectively) and to employees who were not retained by these subsidiaries. In addition, the sellers retained the obligation to provide postretirement medical benefits to a significant number of the employees who have worked for the Company after the acquisition closing, namely, those employees who met the eligibility criteria by December 31, 2003, even if the employees will not retire until sometime in the future. These plans are unfunded and the measurement date is December 31 of each year.

Effective July 1, 2004, the Company adopted a plan offering postretirement medical benefits to active union-free employees that will provide a credit of $20 per month per year of service for pre-65 year old and $9 per month per year of service for post-65 year old retirees toward the purchase of medical benefits (as defined) from the Company. The adoption of this plan resulted in prior service cost of $27,122. Effective April 1, 2005 and October 3, 2005, the plan was amended to replace two union retiree medical plans with a defined dollar benefit similar to the union-free plan, which resulted in a prior service credit of approximately $6,167. On October 26, 2005 upon the acquisition of the Nicewonder Coal Group, the Company granted the acquired employees up to ten years of credited service under the plan resulting in an additional $2,020 of prior service cost. On May 1, 2006, upon the acquisition of Progress Energy, the Company granted the acquired employees up to ten years prior service credit under the plan resulting in an additional $1,040 of prior service cost.  On June 29, 2007, upon the acquisition of Mingo Logan, the Company granted the acquired employees up to ten years prior service credit under the plan resulting in an additional $489 of prior service cost.  In addition, in 2007, the Company amended one of our existing plans that resulted in an additional $508 of prior service costs.

    The Company adopted SFAS 158 effective December 31, 2006. The effect of adoption was an increase in the liability for postretirement medical benefits of $17,534, an increase in deferred income tax asset of $4,337 and an increase in accumulated other comprehensive loss of $13,197. Other comprehensive income (loss) will be adjusted in subsequent years as these amounts are later recognized into income as components of net period benefit costs. The adoption of this pronouncement did not affect the Company's comprehensive income for the year ended December 31, 2006.

The components of the change in accumulated benefit obligations of the plans for postretirement benefits other than pensions were as follows:

	December 31,
	2007	2006

Change in benefit obligation:
Accumulated benefit obligation-beginning of period:	$50,847	$49,485
Service cost	3,026	3,734
Interest cost	3,067	2,782
Actuarial (gain) or loss	(3,024)	(6,145)
Benefits paid	(129)	(49)
Plan amendments	997	1,040
Accumulated benefit obligation-end of period	$54,784	$50,847

Change in plan assets:
Employer contributions	$(129)	$(49)
Benefits paid	129	49
Fair value of plan assets at December 31	--	--
Funded status	$(54,784)	$(50,847)

Amounts recognized in the balance sheet:
Current liabilities	$(973)	$(135)
Long-term liabilities	(53,811)	(50,712)
	$(54,784)	$(50,847)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$16,605	$17,959
Net actuarial gain	(3,449)	(425)
	$13,156	$17,534

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Year Ended December31,
	2007	2006	2005

Service cost	$3,026	$3,734	$3,906
Interest cost	3,067	2,782	2,489
Amortization of net (gain) or loss	--	186	27
Amortization of prior service cost	2,351	2,219	2,463
Net periodic benefit cost	$8,444	$8,921	$8,885

The following details the amounts expected to be recognized as components of net periodic benefit cost in 2008:

Net actuarial gain	$--
Prior service cost	2,351
$2,351

The discount rates used in determining the benefit obligations as of December 31, 2007, 2006, and 2005 were 6.44%, 5.92% and 5.50%, respectively. The discount rates used in determining net periodic postretirement benefit cost were 5.92%, 5.50% and 5.75% for the years ended December 31, 2007, 2006 and 2005, respectively.  The discount rate assumption is determined from a published yield-curve table matched to the timing of our projected cash out flows.

The weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for medical benefits assumed is 11% for 2008, decreasing to 5% in 2015 and thereafter.

    Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2007:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost components	$35	$(94)
Effect on accumulated postretirement benefit obligation	853	(702)

Employer contributions for benefits paid for the years ended December 31, 2007 and 2006 were $129 and $49, respectively. Employee contributions are not expected to be made and the plan is unfunded.

Estimated future benefit payments for the fiscal years ending after December 31, 2007 are as follows:

Year ending December 31:
2008	$973
2009	1,388
2010	1,783
2011	2,236
2012	2,757
2013-2017	19,328

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Effective December 31, 2006, the Company adopted SFAS 158 for its black lung benefit obligation and the effect of adoption was an increase in the liability (which is reflected in workers' compensation benefits in the consolidated balance sheet) of $512, an increase in deferred tax assets of $127, and an increase in accumulated other comprehensive loss of $385. The adoption of this pronouncement did not affect the Company's comprehensive income for the year ended December 31, 2006. At December 31, 2007, 2006, and 2005, the Company's unfunded accumulated black lung benefit obligation was $1,503, $1,034, and $468, respectively. The net periodic benefit cost was $212, $152, and $105 for the years ended December 31, 2007, 2006, and 2005, respectively. The discount rate used in determining the benefit obligation at December 31, 2007 and 2006 was 5.6% and 5.6%, respectively. The discount rate used in determining net periodic benefit cost was 5.6%, 5.3%, and 4.0%, for the years ended December 31, 2007, 2006, and 2005, respectively. The estimated future cash payments by the Company for each of the next five years and thereafter are: $124 in 2008, $124 in 2009, $133 in 2010, $147 in 2011, $145 in 2012, and $494 from 2013 through 2017.

(b)	Savings Plan

The Company sponsors a 401(k) Savings-Investment Plan to assist its eligible employees in providing for retirement. The Company contributes 3% of compensation, as defined under the plan, for every employee who is eligible to participate in the plan. Participants also receive a 50% matching contribution from the Company on their contributions of up to 4% of their total compensation, as defined under the plan. The effective date of the plan was February 1, 2003. Total Company contributions for the years ended December 31, 2007, 2006 and 2005, were $9,930, $9,183, and $6,418, respectively.

(c)	Self-Insured Medical Plan

The Company is principally self-insured for health insurance coverage provided for all of its employees. The Company utilizes commercial insurance to cover specific claims in excess of $500 ($250 prior to January 1, 2005). Estimated liabilities for health and medical claims are recorded based on the Company's historical experience and includes a component for incurred but not reported claims.  During the years ended December 31, 2007, 2006 and 2005, total claims expense of $31,668, $25,125 and $20,714, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

(d)	Multi-Employer Pension Plan

Three of the Company's subsidiaries assumed collective bargaining agreements as part of two acquisitions that require them to participate in the United Mine Workers of America (UMWA) 1950 and 1974 pension plans. These plans are multi-employer pension plans.  The Company is required to make contributions to these plans at rates defined by the contract.  For the year ended December 31, 2007 we incurred expense of $1,238. No expenses were incurred for the years ended December 31, 2006 and 2005.

Some of the Company's subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the years ended December 31, 2007, 2006 and 2005 were $84, $28 and $32, respectively.

(e)	Share-Based Compensation Awards

In November 2004, ACM adopted the Alpha Coal Management LLC 2004 Long-Term Incentive Plan (the “Alpha Coal Management Long-Term Incentive Plan”) to provide equity-based incentive compensation to those key employees and others who make significant contributions to the strategic and long-term performance objectives and growth of the Company. On November 10, 2004, ACM granted options to purchase 800,000 units of ACM to 22 members of the Company's management team under the Alpha Coal Management Long-Term Incentive Plan. These options vest over a period of five years (with accelerated vesting upon a change of control) and have a term of ten years. In connection with this grant of options, ACM entered into a letter agreement with ANR Holdings pursuant to which ANR Holdings agreed to issue to ACM additional membership interests representing sharing ratios in the aggregate amount equal to 1% of the outstanding membership interests upon exercise of awards granted by ACM under the Alpha Coal Management Long-Term Incentive Plan. In connection with the Internal Restructuring on February 11, 2005, this plan was amended and restated, the outstanding options to purchase units of ACM were automatically converted into options to purchase shares of Alpha common stock and Alpha assumed the obligations of ACM pursuant to this plan. After the Internal Restructuring, there were outstanding under the plan options to purchase an aggregate of 596,985 shares of common stock at an exercise price of $12.73 per share. No additional options or awards will be granted under this plan.

As part of the Internal Restructuring, the officers and employees who were members of ACM contributed all of their interest in ANR Holdings to Alpha in exchange for 2,772,157 shares of Alpha common stock. Pursuant to the stockholder agreement, an aggregate of 1,344,930 shares of common stock held by the Company's executives were unvested on the grant date. These shares were vested by December 31, 2006.

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

On February 11, 2005 the Company granted certain of its executive officers, directors and key employee's options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted as well as 12,000 non-vested shares of stock. All options granted during 2005 pursuant to the Long-Term Incentive Plan vest over a period of five years and have a term of ten years. The non-vested shares of stock vest ratably over a three-year period or cliff vest after three years, depending on the recipients’ position with the company.  For the year ended December 31, 2007 and 2006, all awards granted pursuant to the Long-Term Incentive Plan consisted of non-vested shares and performance shares.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
Share-based compensation expense measured in accordance with SFAS 123(R) totaled $9,681 ($7,377 on a net-of-tax basis) and $20,464 ($18,488 on a net-of-tax basis) for the years ended December 31, 2007 and 2006, respectively.

Stock Options

Stock option activity for the year ended December 31, 2007 is summarized in the following table:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding at December 31, 2006	1,137,398	$16.64
Exercised	(268,439)	14.79
Forfeited/Canceled	(124,267)	15.35
Outstanding at December 31, 2007	744,692	17.51	7.07
Exercisable at December 31, 2007	210,417	$17.80	7.08

The aggregate intrinsic value of options outstanding at December 31, 2007 was $11,148 and the aggregate intrinsic value of exercisable options was $3,089. Cash received from the exercise of stock options during the years ended December 31, 2007 and 2006 was $3,969 and $954, respectively. As of December 31, 2007, $3,067 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 2.02 years.

The weighted average grant date fair value of options outstanding at December 31, 2007 and 2006 was $7.31 and $7.51, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $3,081 and $479.

Restricted Stock Awards

Non-vested restricted share award activity for the year ended December 31, 2007 is summarized in the following table:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2006	471,341	$21.34
Granted	611,863	12.83
Vested	(127,686)	21.15
Forfeited	(75,286)	15.65
Non-vested shares outstanding at December 31, 2007	880,232	$15.93

The fair value of non-vested restricted share awards is estimated based on the closing stock price at the date of the grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of December 31, 2007, there was $8,200 of unamortized compensation cost related to non-vested shares which is expected to be recognized as expense over a weighted-average period of 1.64 years.  As of December 31, 2006, there was $7,292 of unamortized compensation cost related to non-vested shares which is expected to be recognized as expense over a weighted-average period of 2.08 years.

Performance Share Awards

    During 2007, the Company granted 377,247 performance share awards, of which 333,492 remain outstanding as of December 31, 2007. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2009, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At December 31, 2007, the Company has assessed the operating income and total shareholder return targets as probable of achievement. As of December 31, 2007, there was $2,325 of unamortized compensation cost related to the 2007 performance share awards which is expected to be recognized over the period ending December 31, 2009.

In 2006, the Company granted 148,268 performance share awards, of which 119,186 and 133,411 remained outstanding as of December 31, 2007 and 2006, respectively. Recipients of these awards can receive shares of Alpha common stock at the end of a three-year performance period which ends on December 31, 2008, based on the Company's actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of a performance share award is based on the average of the high and low market price of the Company common stock on the date of award and is being amortized over the performance period. At December 31, 2006, the Company had determined that achievement of the performance targets was improbable and therefore, no shares are probable of vesting. Accordingly, the Company ceased recording compensation expense and reversed previously recognized compensation expense for these shares as of December 31, 2006.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(19)	Workers' Compensation Benefits

The Company's operations generally are fully insured for workers' compensation and black lung claims. Insurance premium expense for the years ended December 31, 2007, 2006 and 2005 was $20,814, $18,698 and $14,108, respectively.

A portion of the West Virginia operations of the Company are self-insured for workers' compensation and state black lung claims. The liability for self-insured workers' compensation claims is an estimate of the ultimate losses to be incurred on such claims based on the Company's experience and published industry data. Adjustments to the probable ultimate liability are made annually based on an actuarial valuation and are included in operations as they are determined. The liability for self-insured black lung benefits is an estimate of such benefit as determined by an independent actuary at the present value of the actuarially computed liability over the employee's applicable term of service.

The liability for self-insured workers compensation claims and black lung benefits at December 31, 2007 and 2006 was $10,484 and $8,344, respectively, including a current portion of $1,779 and $1,175, respectively. Workers' compensation and black lung expense for the years ended December 31, 2007, 2006 and 2005 was $5,290, $6,507 and $6,940, respectively, including fees paid to the State of West Virginia to be self-insured.

(20)	Related Party Transactions

The Company leases its Latrobe, Pennsylvania operating facility from a company controlled by the AMCI parties and one of the Company's former Executive Vice Presidents. As of December 31, 2006, the former Company’s Executive Vice President was no longer a related party and as of January 3, 2007, the AMCI parties were no longer related.  Total rent expense was $186 and $263 for the years ended December 31, 2006 and 2005, respectively.

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

In connection with the acquisition of Coastal Coal Company, the Company acquired an overriding royalty interest in certain properties located in Virginia and West Virginia owned by El Paso CPG Company for $11,000 in cash. Effective February 1, 2003, the Company sold the overriding royalty interest to affiliates of Natural Resource Partners, L.P. (NRP) for $11,850 in cash. Effective April 1, 2003, the Company also sold substantially all of its fee-owned Virginia mineral properties to NRP for $53,625 in cash in a sale/leaseback transaction. In an unrelated transaction in December 2003, a former member of the ANR Holdings and Alpha Natural Resources, Inc. board of directors was appointed as a member of the board of directors of GP Natural Resource Partners, LLC, the general partner of NRP, and First Reserve became a substantial equity owner of NRP. The Company believes the production and minimum royalty rates contained in leases with NRP are consistent with other current market royalty rates.  As of December 31, 2006 the general partner of NRP was no longer a Board member of the Company.  Based on the aggregate $25,966 and $21,689 that the Company paid to NRP in lease, royalty and property tax reimbursement payments for the years ended December 31, 2006 and 2005, respectively, NRP is the Company's largest landlord. As of December 31, 2006, the Company had $897 in accounts payable to NRP, and as of December 31, 2007, this party is no longer related.

One of the Company's former Executive Vice Presidents is a 50% owner of Robindale Energy Services, Inc. (and its subsidiary) (“Robindale”). Robindale is engaged in the business of waste coal sales and related businesses in Pennsylvania. From time to time, Robindale has sold and purchased coal and related products the operations of the Company's AMFIRE regional business unit in Pennsylvania. As of December 31, 2006, the former Executive Vice President was no longer related.  For the years ended December 31, 2006 and 2005 the Company's subsidiaries Alpha Coal Sales and AMFIRE Mining Company, LLC made purchases $359 and $581, respectively, from Robindale for trucking services and waste coal. For the year ended December 31, 2006, the Company had sales of $206 to Robindale. For the years 2006 and 2005, the Company agreed that its former Executive Vice President's continued relationship with Robindale was not a breach of his employment agreement with Alpha, and he did not participate in any decisions to enter into any transactions that were proposed between Robindale and Alpha.

Since April 2004, the Company has entered into various coal sales arrangements with AMCI International AG, formerly, AMCI Metall & Kohle AG. Two of the ANR Holdings and Alpha Natural Resources, Inc. former board members hold ownership in AMCI International AG. As of January 3, 2007, none of the AMCI members were on the Board of the Company and no transactions occurred in 2007.  For the years ended December 31, 2006 and 2005, total sales of $13,308 and $72,121, respectively, have been made pursuant to these arrangements. The Company also had total sales of $51,693 and $49,165 for the years ended December 31, 2006 and 2005, respectively, to AMCI Australia Pty Ltd., an entity owned by these former board members. American Metals and Coal International, Inc., an entity owned by these board members, facilitated coal transactions for an international buyer of $13,865 and $9,427 for the years ended December 31, 2006 and 2005, respectively. The Company made coal purchases totaling $1,030 and $13,931 during the years ended December 31, 2006 and 2005, respectively, from XCoal Energy and Resources, an entity in which each of the former aforementioned board members each own more than a 10% equity interest.

During 2005 and early 2006 one or more of our directors was also a director of Foundation Coal Holdings, Inc. (“Foundation”). First Reserve Fund IX, L.P. and an entity affiliated with AMCI previously beneficially owned in excess of 5% of the outstanding shares of Foundation's common stock. One of the Company's subsidiaries made coal purchases totaling $23,533 and $34,790 in the ordinary course of business during the years ended December 31, 2006 and 2005, respectively, from subsidiaries of Foundation. The Company had outstanding payables due to Foundation of $675 at the end of 2006.  As of December 31, 2006 and 2007, this party was no longer related.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(21)	Commitments

Operating Leases

The Company leases coal mining and other equipment under long-term operating leases with varying terms. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.

As of December 31, 2007, aggregate future minimum lease payments under operating leases and minimum royalties under coal leases were as follows:

	Facility	Equipment and Other	Coal Royalties	Total
Year ending December 31:
2008	$1,577	$1,152	$13,475	$16,204
2009	1,380	--	9,893	11,273
2010	1,301	--	10,333	11,634
2011	1,210	--	11,929	13,139
2012	1,196	--	9,670	10,866
Thereafter	8,301	--	31,126	39,427
Total	$14,965	$1,152	$86,426	$102,543

The above table includes amounts due under non-cancelable leases with initial or remaining lease terms in excess of one year.

For years ended December 31, 2007, 2006 and 2005, net rent expense amounted to $7,566, $8,029 and $6,972, respectively, and coal royalty expense amounted to $71,659, $75,128 and $57,952, respectively.

Other Commitments

    As of December 31, 2007, the Company had commitments to purchase 3,548 tons and 142 tons of coal at a cost of $187,504 and $5,479 during 2008 and 2009, respectively. As part of a coal supply tonnage buyout agreement, at December 31, 2007, the Company had commitments to pay the customer $680 each year from 2008 to 2009, and $567 in 2010.  In addition, as of December 31, 2007, the Company had commitments to purchase approximately $45,170 of new equipment expected to be acquired at various dates in 2008.

(22)	Mergers and Acquisitions

2007 Acquisition

Mingo Logan

On June 29, 2007, the Company completed the acquisition of certain coal mining assets in southern West Virginia from Arch Coal, Inc. known as Mingo Logan for $43,893 including working capital and assumed liabilities.  The Mingo Logan purchase consisted of coal reserves, two mines and a load-out and processing plant that is managed by the Callaway business unit.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$9,555
Property, plant, and equipment	41,892
Intangible assets	4,182
Total assets acquired	55,629
Asset retirement obligation	(11,636)
Other liabilities	(100)
Total liabilities assumed	(11,736)
Net assets acquired	$43,893

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2006 Acquisitions

Gallatin Materials LLC

On December 28, 2006, our subsidiary, Palladian Lime, LLC (“Palladian”) acquired a 94% ownership interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky by assuming liabilities in the amount of $3,567 consisting of a note payable in the amount of $1,847 and accounts payable and accrued expenses in the amount of $1,720. The liabilities assumed were allocated to fair value of assets acquired consisting mainly of intangible assets.  In addition, Palladian agreed to and made (i) cash capital contributions of $10,282 of which $3,300 was funded as of December 31, 2006, (ii) a committed subordinated debt facility of up to $8,813 provided to Gallatin by Palladian, of which $3,813 was funded as of December 31, 2007 and (iii) a letter of credit procured for Gallatin’s benefit under our current senior credit facility in the amount of $2,600 to cover project cost overruns. The first of two planned rotary pre-heater lime kilns is expected to be in production in the first quarter 2008 and will produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas, helping them to meet increasingly stringent air quality standards under the federal Clean Air Act. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. Approximately $22,272 was spent on capital expenditures by Gallatin during 2007.  As of December 31, 2007, Gallatin borrowed $18,500 for project financing (Note 13).

    Progress Energy

On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $28,795, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company's Enterprise business unit and have been integrated into Enterprise.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2005 Acquisition

Nicewonder Coal Group

On October 26, 2005, the Company completed the acquisition of certain privately held coal reserves and operations of the Nicewonder Coal Group in southern West Virginia and southwestern Virginia (the “Nicewonder Acquisition”) for an aggregate purchase price of $328,200, consisting of cash at closing in the amount of $35,162, a cash payment of $1,896 made to the sellers in April 2006, transaction costs of $4,701, $221,000 principal amount of promissory installment notes of an indirect, wholly owned subsidiary, of which $181,045 was paid on November 2, 2005 and $39,955 was paid on January 13, 2006, a payment on February 6, 2006 in the amount of $12,256 for working capital in excess of the original agreed upon amount, and 2,180,233 shares of Alpha Natural Resources, Inc. common stock valued at $53,185 for accounting purposes. For this purpose, the value of the common stock issued was based on the average closing prices of our common stock for the five trading days surrounding October 20, 2005, the date the number of shares to be issued under the terms of the acquisition agreement became fixed without subsequent revision. In connection with the Nicewonder Acquisition, the Company also agreed to make royalty payments to the former owners of the acquired companies in the amount of $0.10 per ton of coal mined and sold from White Flame Energy's Surface Mine No. 10. The Nicewonder Acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the acquisition of Premium Energy, Inc. by merger (together referred to as the “Nicewonder Coal Group”). The operating results of the Nicewonder Coal Group have been included in the Company's consolidated results of operations from the date of acquisition.

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

The intangible assets reflected above includes: sales contracts of $5,375, which are being amortized on average over five years; customer relationships of $4,762, which are being amortized over five years; and non-compete agreements of $927, which are being amortized over three years.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following unaudited pro forma statement of income data for the years ended December 31, 2005 gives effect to the following transactions as if each of these transactions had occurred on January 1, 2005; the Nicewonder Acquisition and related debt refinancing in October 2005 (Note 13), the Internal Restructuring and initial public offering in February 2005 (Note 2), the issuance in May 2004 of $175,000 principal amount of 10% senior notes due 2012 (Note 13), and the entry into a $175,000 revolving credit facility in May 2004 (Note 13):

Year Ended
December 31, 2005
Revenues	$1,799,129
Income from continuing operations	$22,315
Loss from discontinued operations	(266)
Net income	$22,049
Pro forma earnings per share data:
Basic and diluted:
Income from continuing operations	$0.35
Loss from discontinued operations	--
Pro Forma net income	$0.35
Pro Forma weighted average shares - basic	63,359,431
Pro Forma weighted average shares - diluted	63,895,431

(23)	Concentrations and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. As of December 31, 2007 and 2006, trade accounts receivable from electric utilities totaled approximately $56,478 and $55,816, respectively. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Quantities sold under some contracts may vary from year to year within certain limits at the option of the customer. Sales to the Company's largest customer accounted for less than 10% of total sales for each of the years ended December 31, 2007, 2006 and 2005.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(24)	Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which, as of December 31, 2007, consisted of 32 active underground mines and 26 active surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's purchased coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repairs operations, and other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes revenues from the operation of its road construction businesses which the Company acquired on October 26, 2005 as part of the Nicewonder Acquisition. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA and EBITDA, as adjusted for 2005, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.

Segment operating results and capital expenditures for the year ended December 31, 2007, and segment assets as of December 31, 2007 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$1,848,899	$64,786	$(36,111)	$1,877,574
Depreciation, depletion, and amortization	152,298	5,935	1,346	159,579
EBITDA	281,966	11,663	(59,812)	233,817
Capital expenditures	101,834	23,184	1,363	126,381
Total assets	1,335,431	132,733	(257,250)	1,210,914

    Segment operating results and capital expenditures for the year ended December 31, 2006, and segment assets as of December 31, 2006 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$1,878,646	$70,883	$(38,867)	$1,910,662
Depreciation, depletion, and amortization	131,871	7,134	1,846	140,851
EBITDA	335,997	11,406	(67,968)	279, 435
Capital expenditures	124,554	6,208	1,181	131,943
Total assets	1,156,502	101,486	(112,195)	1,145,793

    Segment operating results and capital expenditures for the year ended December 31, 2005, and segment assets as of December 31, 2005 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$1,608,821	$42,569	$(24,735)	$1,626,655
Depreciation, depletion, and amortization	70,610	2,393	119	73,122
EBITDA, as adjusted	228,565	4,831	(88,104)	145,292
Capital expenditures	118,379	296	3,667	122,342
Total assets	938,255	95,648	(20,245)	1,013,658

    Reconciliation of total segment EBITDA, as adjusted for 2005, to income from continuing operations follows:

	Year Ended December 31,
	2007	2006	2005
Total segment EBITDA, as adjusted for 2005, from continuing operations	$233,817	$279,435	$145,292
Interest expense	(40,215)	(41,774)	(29,937)
Interest income	2,340	839	1,064
Income tax (expense) benefit	(8,629)	30,519	(18,953)
Depreciation, depletion, and amortization	(159,579)	(140,851)	(73,122)
Minority interest	--	--	(2,918)
Income from continuing operations	$27,734	$128,168	$21,426

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily Canada, Brazil and various European countries. Export revenues totaled $704,178 or approximately 38% of total revenues for the year ended December 31, 2007; $668,830 or approximately 35% of total revenues for the year ended December 31, 2006; and, $737,097 or approximately 45% of total revenues for the year ended December 31, 2005. Included in total export revenues were: sales totaling $108,464 to customers located in Canada during the year ended December 31, 2007; sales totaling $111,756 to customers located in Canada during the year ended December 31, 2006; and sales totaling $108,037 to customers located in Canada during the year ended December 31, 2005.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(25)	Contingencies

(a)	Guarantees and Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of December 31, 2007 was $82,195. The amount of surety bonds outstanding at December 31, 2007 was $152,675, including $142,471 related to the Company's reclamation obligations (Note 14). The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $903 as of December 31, 2007. The estimated fair value of these guarantees is not significant.

(b)	Litigation

We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

    Nicewonder Litigation

In December 2004, prior to our Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary after the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (who is now a party to the suit) could not exempt a contractor, like NCI, from paying the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of December 31, 2007, the Company recorded a $6,125 long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

(c)	Other Contingencies

In connection with the Company's acquisition of Coastal Coal Company, the seller, El Paso CGP Company, agreed to retain and indemnify the Company for all workers' compensation and black lung claims incurred prior to the acquisition date of January 31, 2003. The majority of this liability relates to claims in the state of West Virginia. If El Paso CGP Company fails to honor its agreement with the Company, then the Company would be liable for the payment of those claims, which were estimated in June 2007 by the West Virginia Workers' Compensation Commission to be approximately $1,990 on an undiscounted basis using claims data through December 31, 2006. El Paso has posted a bond with the State of West Virginia for the required discounted amount of $1,343 for claims incurred prior to the acquisition.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(26)	Discontinued Operations

In the third quarter of 2004, the Company recorded an impairment charge of $5,100 to reduce the carrying value of the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to their estimated fair values. On April 14, 2005, the Company sold the assets of NKC to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC's coal inventory, and the assumption by the buyer of certain liabilities of NKC. The Company recorded a gain on the sale of NKC of $704 in the second quarter of 2005. The results of operations of NKC for the current and prior periods have been reported as discontinued operations. National King Coal LLC was previously reported in the Coal Operations segment and Gallup Transportation and Transloading Company, LLC was previously reported in the All Other segment.

The following statement of operations data reflects the activity for the discontinued operation for the year ended December 31, 2005:

Year Ended
December 31, 2005

Total revenues	$4,523
Total costs and expenses (excluding impairment charge)	(5,607)
Impairment charge	--
Gain on sale of discontinued operations	704
Loss from operations	(380)
Miscellaneous income	2
Income tax benefit from discontinued operations	(93)
Minority interest in loss from discontinued operations	(72)
Loss from discontinued operations	$(213)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(27)	Supplemental Cash Flow Disclosures

Cash paid for interest (net of amounts capitalized) for the years ended December 31, 2007, 2006 and 2005 was $37,448, $40,392 and $24,269, respectively. Income taxes paid, net of refunds, by the Company for the years ended December 31, 2007, 2006 and 2005 were $13,090, $15,524 and $19,960, respectively.

    Non-cash investing and financing activities are excluded from the consolidated statements of cash flows.

    Significant non-cash activity for the year ended December 31, 2007 includes:

·	The short-term financing of prepaid insurance premiums in the amount of $18,883.

    Significant non-cash activity for the year ended December 31, 2006 includes:

·	The short-term financing of prepaid insurance premiums in the amount of $20,941.

    Significant non-cash activity for the year ended December 31, 2005 includes:

·	Issuance of 2,180,233 shares of Alpha Natural Resources, Inc. common stock valued at $53,185 for accounting purposes in connection with the Nicewonder Acquisition.

·	The short-term financing of prepaid insurance premiums in the amount of $19,059.

·
Increase in deferred gains on sales of property interests and decrease in other liabilities of $1,169 for revisions in estimated cash flows underlying asset retirement obligations relating to properties which had been sold.

·	Various transactions in connection with the Internal Restructuring. (See Note 2).

(28)	Minority Interest

In 2006, the Company acquired a 94% ownership interest in connection with the investment in the Gallatin subsidiary. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce the Company’s ownership to 77.5%.

In connection with the Internal Restructuring on February 11, 2005 (Note 2), the minority interest holders contributed their interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for shares of Alpha Natural Resources, Inc. common stock, thereby eliminating the minority interest.

(29)	Investments

Dominion Terminal Associates

As part of the Company's acquisition of its Predecessor in 2003, the Company acquired a 32.5% interest in Dominion Terminal Associates (“DTA”). DTA is a partnership with three other companies that operates a leased coal port terminal in Newport News, Virginia (“the Terminal”) that provides the Company a cost effective export facility. The Company accounts for this investment under the equity method. The Company did not ascribe any value to this partnership interest when it was acquired. The Company has the right to use 32.5% of the throughput and ground storage capacity of the Terminal and pay for this right based upon an allocation of costs as determined by DTA.

For the years ended December 31, 2007, 2006 and 2005, the Company made advances to DTA equal to its share of allocated costs of $4,100, $4,923 and $4,056, respectively, offset by outside revenues of $2,660, $1,677 and $1,869, respectively, for tolling, storage, docking, and loading fees which we earned from third party usage of the DTA facilities.

Excelven Pty Ltd

In September 2004, the Company, together with AMCI, entered into a subscription deed with Excelven Pty Ltd, pursuant to which each party agreed to acquire a 24.5% interest in Excelven for a purchase price of $5,000 in cash. Excelven, through its subsidiaries, owns the rights to the Las Carmelitas mining venture in Venezuela and the related Palmarejo export port facility on Lake Maracaibo in Venezuela. The Company made additional investments in Excelven totaling $263 and $261 during the years ended December 31, 2007 and 2006, respectively. The investment is accounted for under the equity method, and is included in other assets.  At December 31, 2007 and 2006, our investment in Excelven was $4,884 and $5,821, respectively. In 2007, Excelven made a decision to close the export port facility.  The Company has recognized its share of Excelven losses in 2007 and 2006 of $1,200 and $174, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(30)	Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Year Ended December 31,
	2007	2006	2005

Continuing operations	$8,629	$(30,519)	$18,953
Discontinued operations	--	--	(93)
	$8,629	$(30,519)	$18,860

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Year Ended December 31,
	2007	2006	2005

Current tax expense:
Federal	$8,265	$15,671	$13,841
State	(626)	2,530	1,364
	7,639	18,201	15,205
Deferred tax expense (benefit):
Federal	(716)	(40,461)	3,740
State	1,706	(8,259)	8
	990	(48,720)	3,748
Total income tax expense (benefit):
Federal	7,549	(24,790)	17,581
State	1,080	(5,729)	1,372
	$8,629	$(30,519)	$18,953

A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest, and the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory income tax expense	$12,664	$34,177	$15,154
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	479	4,472	16,056
Percentage depletion allowance	(9,851)	(6,345)	(4,625)
Extraterritorial income exclusion	--	(1,678)	(2,381)
State taxes, net of federal tax impact	698	3,859	2,016
Change in valuation allowance	4,040	(67,629)	(6,077)
Taxes not provided for minority interest	63	--	(1,021)
Taxes not provided for pass-through entity	--	--	(142)
Other, net	536	2,625	(27)
Income tax expense (benefit)	$8,629	$(30,519)	$18,953

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	December 31,
	2007	2006
Deferred tax assets:
Property, plant and equipment	$45,812	$56,437
Asset retirement obligation	35,346	29,990
Goodwill	14,415	15,627
Postretirement medical benefits	21,233	19,756
Workers' compensation benefits	3,764	4,832
Deferred gains on sales of property interests	1,562	1,898
Alternative Minimum Tax credit carryforwards	23,933	12,126
Net operating loss carryforwards	887	--
Other	18,639	15,885
Gross deferred tax assets	165,591	156,551
Less valuation allowance	(44,368)	(39,732)
Total net deferred tax assets	121,223	116,819

Deferred tax liabilities:
Prepaid insurance and other prepaid expenses	(20,117)	(15,258)
Advance mining royalties	(4,527)	(5,296)
Virginia tax credit	(7,511)	(5,701)
Other	(1,691)	(3,268)
Total deferred tax liabilities	(33,846)	(29,523)
Net deferred tax asset	$87,377	$87,296

The breakdown of the net deferred tax asset as recorded in the accompanying consolidated balance sheets is as follows:

	December 31,
	2007	2006
Current liability	$(9,753)	$(7,601)
Noncurrent asset	97,130	94,897
Total net deferred tax asset	$87,377	$87,296

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Changes in the valuation allowance during the year ended December 31, 2007 were as follows:

Valuation allowance at December 31, 2006	$39,732
Increase in valuation allowance not affecting income tax expense	596
Increase in valuation allowance recorded as a reduction to income tax expense	4,040
Valuation allowance at December 31, 2007	$44,368

The increase in the valuation allowance not affecting income tax expense relates to items recorded in other comprehensive income and includes the impact of SFAS 158 ($575) and the interest rate swap of $1,171. The Company's valuation allowance of $44,368 as of December 31, 2007 includes a full valuation allowance against the $23,933 Alternative Minimum Tax (“AMT”) credit carry-forward, which is available for an unlimited carry-forward period to offset regular federal income tax in excess of the AMT. The remaining valuation allowance is being maintained primarily to account for the expectation that the Company will be a perpetual AMT taxpayer at a 20% effective tax rate.

The gross amount of the federal net operating loss carryforwards as of December 31, 2007, was $1,930.  The tax benefit of the federal net operating loss carryforwards as of December 31, 2007 was $676 and will expire in 20 years.  The gross amount of the state net operating loss carryforwards as of December 31, 2007, was $5,738.  The tax benefit of the state net operating loss carryforwards as of December 31, 2007 was $211 and will expire in 20 years.

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized.  The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS 109. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at December 31, 2006. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2,466 as of December 31, 2007.  This amount takes into consideration that a valuation allowance would be recorded against certain deferred tax assets if unrecognized tax benefits were settled.  The Company does not anticipate that total unrecognized benefits recorded as of December 31, 2007 will significantly change during the next twelve months.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2007, the Company has recorded accrued interest expense of $78.  In addition, the Company has accrued interest income of $233 for those uncertain positions where no additional cash taxes are projected due.

The following reconciliation illustrates the Company’s liability for uncertain tax positions as of December 31, 2007.

Unrecognized Tax Benefits – January 1, 2007	$1,437
Gross increases – tax positions in prior period	517
Gross decreases – tax positions in prior period	(857)
Gross increases – current-period positions	4,403
Settlements	--
Lapse of statute of limitations	--
Unrecognized Tax Benefits - December 31, 2007	$5,500

Tax years 2005 and 2006 remain open to federal and state examination.  The Internal Revenue Service initiated a corporate income tax audit during first quarter 2007 for the Company’s 2005 tax year.  The audit is still ongoing.  No adjustments have been proposed to date, and the Company expects the examination to last through the second quarter of 2008.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(31)	Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$427,371	$434,266	$507,139	$508,798
Income from operations	20,249	15,266	20,799	17,838
Net income	8,349	4,747	8,949	5,689
Earnings per share, basic and diluted	$0.13	$0.07	$0.14	$0.09

Net income for the quarter ended December 31, 2007 included a benefit related to mark-to-market adjustments of $5,740 (after tax) for certain forward coal purchase and forward sales contracts which are considered to be derivatives and are recorded at fair value.

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$482,140	$496,511	$475,118	$456,893
Income from operations	46,639	42,405	29,840	19,177
Net income	27,212	23,128	14,544	63,284
Earnings per share, basic and diluted	$0.43	$0.36	$0.23	$0.98

Net income for the quarter ended December 31, 2006 included a charge to coal revenue of $7,000 for a contract buyout of a multi-year legacy coal supply agreement and an income tax benefit of $55,614 for a reversal of a deferred tax asset valuation allowance.

	Year Ended December31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$311,987	$417,466	$397,519	$499,683
Income (loss) from operations	(14,022)	41,640	18,141	26,320
Income (loss) from continuing operations	(25,323)	26,127	8,210	12,412
Income (loss) from discontinued operations	(480)	267	--	--
Net income (loss)	(25,801)	26,392	8,210	12,412
Earnings (loss) per share, as adjusted-- basic and diluted	$(0.71)	$0.43	$0.13	$0.20

Quarterly net income for the year ended December 31, 2005 included stock-based compensation expense, primarily relating to the Internal Restructuring and the Company's initial public offering in February 2005 (Note 2) as follows: first quarter -- $36,407 second quarter -- $3,381; third quarter -- $3,381; and, fourth quarter -- $3,350 (Note 28).

The net loss for the first quarter of 2005 included an increase for minority interest of $2,990. Effective with the Internal Restructuring in February 2005, the minority interest no longer existed (Note 2).

The results of operations from the Nicewonder Coal Group were included in the Company's consolidated results of operations from the date of the acquisition, October 26, 2005 (Note 22).

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(32)	Supplemental Guarantor/Non-Guarantor Financial Information

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$13	$62,991	$(15,850)	$7,211	$-	$54,365
Trade accounts receivable, net	-	-	184,044	-	(75)	183,969
Notes and other receivables	2,629	68,186	7,826	-	(67,500)	11,141
Inventories	-	-	70,688	92	-	70,780
Due from affiliates	-	-	394,571	-	(394,571)	-
Prepaid expenses and other current assets	8,840	959	50,474	4	(323)	59,954
Total current assets	11,482	132,136	691,753	7,307	(462,469)	380,209
Property, plant, and equipment, net	-	-	616,306	23,952	-	640,258
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	6,132	3,244	-	9,376
Deferred income taxes	89,806	7,324	-	-	-	97,130
Other assets	373,195	986,912	51,195	880	(1,348,788)	63,394
Total assets	$474,483	$1,126,372	$1,385,933	$35,383	$(1,811,257)	$1,210,914

Liabilities and Stockholder's Equity:
Current liabilities:
Current portion of long-term debt	$-	$-	$68,023	$2,056	$(67,500)	$2,579
Note payable	-	18,883	-	-	-	18,883
Bank overdrafts	-	-	160	-	-	160
Due to affiliates	81,295	313,172	-	104	(394,571)	-
Trade accounts payable	162	208	93,103	2,207	(75)	95,605
Deferred income tax	9,753	-	-	-	-	9,753
Accrued expenses and other current liabilities	2,163	3,604	89,828	810	(323)	96,082
Total current liabilities	93,373	335,867	251,114	5,177	(462,469)	223,062
Long-term debt, net of current portion	-	408,125	182	20,957	(3,813)	425,451
Workers' compensation benefit obligations	-	-	9,055	-	-	9,055
Postretirement medical benefit obligations	-	-	53,811	-	-	53,811
Asset retirement obligations	-	-	83,020	-	-	83,020
Deferred gains on sales of property interests	-	-	3,176	-	-	3,176
Other liabilities	274	15,600	14,841	406	(191)	30,930
Total liabilities	93,647	759,592	415,199	26,540	(466,473)	828,505
Minority interest	-	-	-	1,573	-	1,573
Stockholder's equity	380,836	366,780	970,734	7,270	(1,344,784)	380,836
Total liabilities and stockholder's equity	$474,483	$1,126,372	$1,385,933	$35,383	$(1,811,257)	$1,210,914

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$27,101	$5,414	$741	$-	$33,256
Trade accounts receivable, net	-	-	171,195	-	-	171,195
Notes and other receivables	2,568	67,498	13,680	20	(77,300)	6,466
Inventories	-	-	76,844	-	-	76,844
Due from affiliates	-	-	226,679	-	(226,679)	-
Prepaid expenses and other current assets	3,337	1,437	46,236	-	(117)	50,893
Total current assets	5,905	96,036	540,048	761	(304,096)	338,654
Property, plant, and equipment, net	-	-	637,136	-	-	637,136
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,803	3,917	-	11,720
Deferred income taxes	88,644	6,253	-	-	-	94,897
Other assets	330,982	848,809	21,273	-	(1,158,225)	42,839
Total assets	$425,531	$951,098	$1,226,807	$4,678	$(1,462,321)	$1,145,793

Liabilities and Stockholder's Equity:
Current liabilities:
Current portion of long-term debt	$-	$12,300	$68,254	$-	$(77,300)	$3,254
Note payable	-	20,941	-	-	-	20,941
Bank overdrafts	34	-	23,780	-	-	23,814
Due to affiliates	69,055	157,624	-	-	(226,679)	-
Trade accounts payable	-	145	75,533	308	-	75,986
Deferred income tax	7,601	-	-	-	-	7,601
Accrued expenses and other current liabilities	2,392	6,695	81,624	-	(117)	90,594
Total current liabilities	79,082	197,705	249,191	308	(304,096)	222,190
Long-term debt, net of current portion	-	420,000	756	700	-	421,456
Workers' compensation benefit obligations	-	-	7,169	-	-	7,169
Postretirement medical benefit obligations	-	-	50,712	-	-	50,712
Asset retirement obligations	-	-	69,495	-	-	69,495
Deferred gains on sales of property interests	-	-	3,885	-	-	3,885
Other liabilities	2,400	8,676	15,811	-	-	26,887
Total liabilities	81,482	626,381	397,019	1,008	(304,096)	801,794
Minority interest	-	-	-	(50)	-	(50)
Stockholder's equity	344,049	324,717	829,788	3,720	(1,158,225)	344,049
Total liabilities and stockholder's equity	$425,531	$951,098	$1,226,807	$4,678	$(1,462,321)	$1,145,793

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,639,322	$-	$(75)	$1,639,247
Freight and handling revenues	-	-	205,086	-	-	205,086
Other revenues	-	-	33,241	-	-	33,241
Total revenues	-	-	1,877,649	-	(75)	1,877,574
Costs and expenses:
Cost of coal sales	-	-	1,354,411	-	(75)	1,354,335
Freight and handling costs	-	-	205,086	-	-	205,086
Cost of other revenues	-	-	22,715	3,102	-	25,817
Depreciation, depletion and amortization	-	-	159,574	5	-	159,579
Selling, general and administrative expenses
(exclusive of depreciation and amortization
shown separately above)	923	6,499	51,063	120	-	58,605
Total costs and expenses	923	6,499	1,792,848	3,226	(75)	1,803,422

Income (loss) from operations	(923)	(6,499)	84,801	(3,226)	-	74,152
Other income (expense):
Interest expense	(1)	(40,566)	(261)	(38)	651	(40,215)
Interest income	150	1,810	956	75	(651)	2,340
Equity earnings	37,137	83,590	(3,011)	-	(117,717)	-
Miscellaneous income (expense), net	-	(1,198)	1,105	-	-	(93)
Total other income (expense), net	37,286	43,636	(1,211)	37	(117,717)	(37,968)
Income (loss) from continuing operations
before income taxes
and minority interest	36,363	37,137	83,590	(3,189)	(117,717)	36,184

Income tax expense	8,629	-	-	-	-	8,629
Minority interest	-	-	-	(179)	-	(179)
Net income (loss)	$27,734	$37,137	$83,590	$(3,011)	$(117,717)	$27,734

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2006
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,687,553	$-	$-	$1,687,553
Freight and handling revenues	-	-	188,366	-	-	188,366
Other revenues	-	-	34,743	-	-	34,743
Total revenues	-	-	1,910,662	-	-	1,910,662
Costs and expenses:
Cost of coal sales	-	-	1,352,450	-	-	1,352,450
Freight and handling costs	-	-	188,366	-	-	188,366
Cost of other revenues	-	-	22,982	-	-	22,982
Depreciation, depletion and amortization	-	-	140,851	-	-	140,851
Selling, general and administrative expenses
(exclusive of depreciation and amortization
shown separately above)	1,126	7,204	59,622	-	-	67,952
Total costs and expenses	1,126	7,204	1,764,271	-	-	1,772,601

Income (loss) from operations	(1,126)	(7,204)	146,391	-	-	138,061
Other income (expense):
Interest expense	-	(41,850)	(294)	-	370	(41,774)
Interest income	192	498	519	-	(370)	839
Equity earnings	98,583	147,313	-	-	(245,896)	-
Miscellaneous income (expense), net	-	(174)	697	-	-	523
Total other income (expense), net	98,775	105,787	922	-	(245,896)	(40,412)
Income (loss) from continuing operations
before income taxes
and minority interest	97,649	98,583	147,313	-	(245,896)	97,649

Income tax expense	(30,519)	-	-	-	-	(30,519)
Minority interest	-	-	-	-	-	-
Net income (loss)	$128,168	$98,583	$147,313	$-	$(245,896)	$128,168

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2005
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,413,174	$-	$-	$1,413,174
Freight and handling revenues	-	-	185,555	-	-	185,555
Other revenues	-	-	27,926	-	-	27,926
Total revenues	-	-	1,626,655	-	-	1,626,655
Costs and expenses:
Cost of coal sales	-	-	1,184,092	-	-	1,184,092
Freight and handling costs	-	-	185,555	-	-	185,555
Cost of other revenues	-	-	23,675	-	-	23,675
Depreciation, depletion and amortization	-	-	73,122	-	-	73,122
Selling, general and administrative expenses	2,814	10,163	75,155	-	-	88,132
(exclusive of depreciation and amortization
shown separately above)
Total costs and expenses	2,814	10,163	1,541,599	-	-	1,554,576

Income (loss) from operations	(2,814)	(10,163)	85,056	-	-	72,079
Other income (expense):
Interest expense	(290)	(30,101)	-	-	454	(29,937)
Interest income	37	787	694	-	(454)	1,064
Equity earnings	45,981	85,458	-	-	(131,439)	-
Miscellaneous income (expense), net	-	-	91	-	-	91
Total other income (expense), net
Income (loss) from continuing operations	45,728	56,144	785	-	(131,439)	(28,782)
before income taxes
and minority interest	42,914	45,981	85,841	-	(131,439)	43,297

Income tax expense	18,948	-	5	-	-	18,953
Minority interest	2,918	-	-	-	-	2,918
Net income (loss)	21,048	45,981	85,836	-	(131,439)	21,426

Discontinued operations:
Loss from continuing operations	-	-	(378)	-	-	(378)
Income tax benefit	(93)	-	-	-	-	(93)
Minority interest	(72)	-	-	-	-	(72)
Income (loss) from discontinued operations	165	-	(378)	-	-	(213)

Net income (loss)	$21,213	$45,981	$85,458	$-	$(131,439)	$21,213

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash flows by operating activities	$(1,799)	$71,469	$156,609	$(538)	$-	$225,741

Cash flows used in investing activities:
Capital expenditures	-	-	(104,109)	(22,272)	-	(126,381)
Purchase of net assets of acquired companies	-	-	(43,893)	-	-	(43,893)
Other, net	-	(263)	(1,633)	(15)	6,982	5,071
Net cash flows used in investing activities	-	(263)	(149,635)	(22,287)	6,982	(165,203)

Cash flows (used in) provided by financing activities:
Net draws (repayments) of notes payable	-	(20,941)	(3,813)	3,813	-	(20,941)
Proceeds from issuance of long-term debt	-	400	-	18,500	-	18,900
Decrease in bank overdraft	-	-	(23,654)	-	-	(23,654)
Capital contributions from parent	-	-	-	6,982	(6,982)	-
Other, net	1,846	(14,775)	(805)	-	-	(13,734)
Net cash (used in) provided by financing activities	1,846	(35,316)	(28,272)	29,295	(6,982)	(39,429)
Net increase (decrease) in cash and cash equivalents	47	35,890	(21,300)	6,472	-	21,109

Cash and cash equivalents at beginning of year	(34)	27,101	5,448	741	-	33,256
Cash and cash equivalents at end of year	$13	$62,991	$(15,850)	$7,211	$-	$54,365

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash flows by operating activities	$1,452	$42,643	$165,986	$-	$-	$210,081

Cash flows used investing activities:
Capital expenditures	-	-	(131,943)	-	-	(131,943)
Purchase of net assets of acquired companies	-	-	(28,273)	(3,259)	-	(31,532)
Other, net	-	(86)	215	-	3,300	3,429
Net cash flows used in investing activities	-	(86)	(160,001)	(3,259)	3,300	(160,046)

Cash flows (used in) provided by financing activities:
Net draws (repayments) of notes payable	-	(58,315)	-	-	-	(58,315)
Proceeds from issuance of long-term debt	-	286,121	-	700	-	286,821
Net draws (repayments) on long-term debt	-	(289,931)	(279)	-	-	(290,210)
Capital contributions from parent	-	-	-	3,300	(3,300)	-
Other, net	(1,446)	-	6,749	-	-	5,303
Net cash (used in) provided by financing activities	(1,446)	(62,125)	6,470	4,000	(3,300)	(56,401)
Net increase (decrease) in cash and cash equivalents	(28)	(19,568)	12,455	741	-	(6,366)

Cash and cash equivalents at beginning of year	(6)	46,669	(7,041)	-	-	39,622
Cash and cash equivalents at end of year	$-	$27,101	$5,414	$741	$-	$33,256

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash flows by operating activities	$1,888	$(172,023)	$319,778	$-	$-	$149,643

Cash flows used in investing activities:
Capital expenditures	-	-	(122,342)	-	-	(122,342)
Purchase of net assets of acquired companies	-	-	(221,869)	-	-	(221,869)
Other, net	-	(952)	5,776	-	-	4,824
Net cash flows used in investing activities	-	(952)	(338,435)	-	-	(339,387)

Cash flows (used in) provided by financing activities:
Net draws (repayments) of notes payable	-	(15,228)	-	-	-	(15,228)
Proceeds from issuance of long-term debt	-	323,000	-	-	-	323,000
Net draws (repayments) on long-term debt	-	(82,743)	-	-	-	(82,743)
Proceeds from initial public offering, net of offering costs	598,066	-	-	-	-	598,066
Repayment of restructuring notes payable	(517,692)	-	-	-	-	(517,692)
Distributions to original shareholders of Alpha NR Holding	(82,467)	-	-	-	-	(82,467)
Other, net	199	(8,201)	7,041	-		(961)
Net cash (used in) provided by financing activities	(1,894)	216,828	7,041	-	-	221,975
Net increase (decrease) in cash and cash equivalents	(6)	43,853	(11,616)	-	-	32,231

Cash and cash equivalents at beginning of year	-	2,816	4,575	-	-	7,391
Cash and cash equivalents at end of year	$(6)	$46,669	$(7,041)	$-	$-	$39,622

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company has established a Code of Business Ethics designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Business Ethics provides the framework for maintaining the highest possible standards of professional conduct. The Company also maintains an ethics hotline for employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited Alpha Natural Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alpha Natural Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alpha Natural Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpha Natural Resources, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Roanoke, Virginia
February 29, 2008

Changes in internal controls over financial reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.alphanr.com, or the SEC's website, at www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E.,  Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also request copies of our filings, at no cost, by telephone at (276) 619-4410 or by mail at: Alpha Natural Resources, Inc., One Alpha Place, P.O. Box 2345, Abingdon, Virginia 24212, attention: Investor Relations.

Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics are also available on our website and available in print to any stockholder who requests them.

Item 11.	Executive Compensation

Incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Proxy Statement.

 PART IV

Item 15.	Exhibits and Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company's public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

(a) Documents filed as part of this annual report:
(1) The following financial statements are filed as part of this annual report under Item 8:

Alpha Natural Resources, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Income, years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity and Partners' Capital and Comprehensive Income, years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

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

Date: February 29, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David C. Stuebe and Vaughn R. Groves, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Michael J. Quillen	February 29, 2008	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Michael J. Quillen

/s/ David C. Stuebe	February 29, 2008	Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)
David C. Stuebe

/s/ Eddie W. Neely	February 29, 2008	Vice President, Assistant Secretary and Controller (Principal Accounting Officer)
Eddie W. Neely

/s/ Mary Ellen Bowers	February 29, 2008	Director
Mary Ellen Bowers

/s/ John S. Brinzo	February 29, 2008	Director
John S. Brinzo

/s/ Kevin S. Crutchfield	February 29, 2008	Director and President
Kevin S. Crutchfield

/s/ E. Linn Draper, Jr.	February 29, 2008	Director
E. Linn Draper, Jr.

/s/ Glenn A. Eisenberg	February 29, 2008	Director
Glenn A. Eisenberg

/s/ John W. Fox, Jr.	February 29, 2008	Director
John W. Fox, Jr.

/s/ Ted G. Wood	February 29, 2008	Director
Ted G. Wood

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

‡	Management contract or compensatory plan or arrangement.

10-K EXHIBIT INDEX - Continued

Exhibit No.	Description of Exhibit
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

3.2
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

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

‡	Management contract or compensatory plan or arrangement.

10-K EXHIBIT INDEX - Continued

Exhibit No.	Description of Exhibit
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

4.8
Sixth Supplemental Indenture dated as of January 10, 2007 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, Palladian Holdings, LLC and Palladian Lime, LLC (Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

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

10.5
Second Amendment and Consent to Credit Agreement dated June 28, 2007 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on July 5, 2007.)

10.6‡
Third Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated March 22, 2006 (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.7‡
First Amendment to Third Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated February 26, 2007 (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.8‡
Employment Agreement between Alpha Natural Resources, LLC and D. Scott Kroh dated January 1, 2003, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on December 6, 2004.)

10.9‡
Letter Agreement dated September 1, 2006 among Alpha Natural Resources, Inc. and D. Scott Kroh setting forth terms of employment with Alpha Natural Resources, Inc and its subsidiaries (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 1, 2006.)

10.10‡
First Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated February 26, 2007 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.11
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

10.13
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

‡	Management contract or compensatory plan or arrangement.

10-K EXHIBIT INDEX - Continued

Exhibit No.	Description of Exhibit
10.14
Letter Agreement dated November 7, 2006, by the AMCI Parties named therein and Alpha Natural Resources, Inc., amending certain provisions of the Stockholder Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed November 9, 2006.)

10.15
Agreement to Terminate the Amended and Restated Stockholder Agreement dated as of May 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 29, 2007.)

10.16*‡	Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007.)

10.17*‡	Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007.)

10.18*‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 20, 2007.)

10.19*‡	Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of November 8, 2007.)

10.20‡
Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated  2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 9, 2007.)

10.21*‡	Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007.)

10.22‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants on or prior to March 3, 2006) (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-127528) filed on August 15, 2005.)

10.23*‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (for grants after March 3, 2006 to employees) (Restated as of November 8, 2007)

10.24*‡	Form of Alpha Natural Resources, Inc. Restricted Stock Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Non-Employee Directors) (Restated as of November 8, 2007.)

10.25*‡	Form of Alpha Natural Resources, Inc. Performance Share Award Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of January 15, 2008.)

10.26†
Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on January 12, 2005.)

10.27
Two Partial Surrender Agreements and Fourth Amendment to Coal Mining Lease, each dated September 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.28
Partial Surrender Agreement dated November 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.29
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

‡	Management contract or compensatory plan or arrangement.

10-K EXHIBIT INDEX - Continued

Exhibit No.	Description of Exhibit
10.30
Agreement dated February 17, 2006, between ACIN LLC and Alpha Land and Reserves, LLC and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006.)

10.31‡
Performance period and payout methodology for performance share award grants during 2006 under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on March 9, 2006 and incorporated by this reference.

10.32‡
Description of Compensation Payable to Independent Directors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on November 7, 2007.)

10.33‡
Performance goals and target bonuses set for 2005 under the AIB Plan for Alpha Natural Resources, Inc.’s executive officers as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on April 27, 2005 and incorporated by this reference.

10.34‡
Summary of Retention Compensation Plan approved for certain executive officers of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-129030) filed on December 2, 2005.)

10.35*‡	Plan Document and Summary Plan Description of the Alpha Natural Resources, Inc. Key Employee Separation Plan (As Amended and Restated Effective November 20, 2007.)

10.36*‡	Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on November 8, 2007.)

10.37‡
Letter of Agreement with Michael D. Brown dated May 23, 2007 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 9, 2007.)

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