Form 10-Q
period 2008-03-31
Alpha Natural Resources, Inc.
filed 2008-05-05
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 23, 2008— 70,301,997

PART I	Page

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Income (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	31

PART II

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 6. Exhibits	33

EXHIBIT INDEX
EX-12.1: Ratio of Earnings to Fixed Charges
EX-12.2: Computation of Other Ratios
EX-31.A: Certification
EX-31.B: Certification
EX-32.A: Certification
EX-32.B: Certification

 Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$59,160	$54,365
Trade accounts receivable, net	196,485	183,969
Notes and other receivables	10,961	11,141
Inventories	89,401	70,780
Prepaid expenses and other current assets	87,802	59,954
Total current assets	443,809	380,209

Property, plant, and equipment, net	628,412	640,258
Goodwill	20,547	20,547
Other intangibles, net	8,400	9,376
Deferred income taxes	93,622	97,130
Other assets	61,150	63,394
Total assets	$1,255,940	$1,210,914

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,424	$2,579
Note payable	12,673	18,883
Trade accounts payable	106,697	95,765
Deferred income taxes	8,505	9,753
Accrued expenses and other current liabilities	103,529	96,082
Total current liabilities	233,828	223,062

Long-term debt, net of current portion	425,448	425,451
Workers’ compensation benefit obligations	8,586	9,055
Postretirement medical benefit obligations	55,345	53,811
Asset retirement obligation	83,665	83,020
Deferred gains on sale of property interests	2,963	3,176
Other liabilities	37,587	30,930
Total liabilities	847,422	828,505

Minority interest	1,169	1,573
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 100,000,000 shares authorized, 66,128,148 and 65,769,303 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	661	658
Additional paid-in capital	232,666	227,336
Accumulated other comprehensive loss	(26,640)	(22,290)
Retained earnings	200,662	175,132
Total stockholders’ equity	407,349	380,836

Total liabilities and stockholders’ equity	$1,255,940	$1,210,914

              See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended
	March 31,
	2008	2007
Revenues:
Coal revenues	$445,679	$380,150
Freight and handling revenues	59,172	43,211
Other revenues	12,055	7,230
Total revenues	516,906	430,591

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	359,846	312,273
(Increase) decrease in fair value of derivative coal contracts, net	(14,319)	202
Freight and handling costs	59,172	43,211
Cost of other revenues	10,015	5,628
Depreciation, depletion and amortization	44,260	35,789
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	15,354	13,239
Total costs and expenses	474,328	410,342

Income from operations	42,578	20,249

Other income (expense):
Interest expense	(10,087)	(9,993)
Interest income	789	637
Miscellaneous income, net	129	42
Total other income (expense), net	(9,169)	(9,314)
Income before income taxes and minority interest	33,409	10,935
Income tax expense	7,968	2,629
Minority interest	(89)	(43)
Net Income	$25,530	$8,349

Net income per share
Basic and diluted:	$0.39	$0.13

              See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net income	$25,530	$8,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	44,260	35,789
Amortization of debt issuance costs	600	570
Accretion of asset retirement obligation	1,852	1,556
Change in fair value of derivative instruments	(16,684)	(449)
Share-based compensation	2,989	2,650
Amortization of deferred gains on sales of property interests	(213)	(228)
Gain on sale of fixed assets and investments	(672)	(282)
Minority interest	(89)	(43)
Deferred income tax expense (benefit)	3,681	(402)
Other	(380)	86
Changes in operating assets and liabilities:
Trade accounts receivable	(12,506)	14,457
Notes and other receivables	(657)	(875)
Inventories	(18,621)	(7,936)
Prepaid expenses and other current assets	3,789	8,678
Other assets	6,125	(2,552)
Trade accounts payable	11,819	(1,334)
Accrued expenses and other current liabilities	(12,875)	(5,107)
Workers’ compensation benefits	(446)	846
Postretirement medical benefits	2,149	2,249
Asset retirement obligation expenditures	(1,120)	(1,321)
Other liabilities	3,222	(2,091)
Net cash provided by operating activities	$41,753	$52,610

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(In thousands)

	Three Months ended
	March 31,
	2008	2007
Investing activities:
Capital expenditures	$(33,797)	$(44,577)
Proceeds from disposition of property, plant, and equipment	786	508
Investment and advances to investee	(29)	(71)
Proceeds from sale of investment in coal terminal	1,500	—
Other	(5)	(404)

Net cash used in investing activities	(31,545)	(44,544)

Financing activities:
Repayments of note payable	(6,210)	(6,872)
Repayments on long-term debt	(158)	(850)
Decrease in bank overdraft	(150)	(2,704)
Debt issuance costs	(1,317)	—
Tax benefit from share-based compensation	734	—
Proceeds from exercise of stock options	1,688	—

Net cash used by financing activities	(5,413)	(10,426)

Net increase (decrease) in cash and cash equivalents	4,795	(2,360)

Cash and cash equivalents at beginning of period	54,365	33,256

Cash and cash equivalents at end of period	$59,160	$30,896

              See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008
 (In thousands, except percentages and share data)

(1) Business and Basis of Presentation

Organization and Business

    Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company”) are primarily engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.

Basis of Presentation

    The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments.  Due to the subjective nature of these estimates, actual results could differ from those estimates.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

    Prior period coal revenues and cost of coal sales have been adjusted to exclude changes in the fair value of coal derivative contracts to conform to the current year presentation.  These reclassification adjustments had no effect on previously reported income from operations or net income.

(2) New Accounting Pronouncements

    In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this guidance to have a significant impact on our consolidated financial statements; however management is currently assessing the impact of adopting SFAS 161.

    In December 2007, the Financial Accounting Standards Board issued  SFAS 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the fundamental requirements in SFAS 141 while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

(3) Earnings Per Share

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

    The computations of basic and diluted net income per share are set forth below:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$25,530	$8,349

Denominator:
Weighted average shares — basic	65,091,470	64,579,163
Dilutive effect of stock options and restricted stock awards	791,886	214,439
Weighted average shares — diluted	65,883,356	64,793,602

Net income per basic and diluted share:	$0.39	$0.13

(4) Inventories

    Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Raw coal	$8,724	$8,754
Saleable coal	66,821	48,928
Equipment for resale	823	1,688
Materials and supplies	12,773	11,410
Lime	260	—
Total inventories	$89,401	$70,780

 (5) Income Taxes

    A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended
	March 31,
	2008	2007
Federal statutory income tax expense	$11,693	$3,842
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	68	184
Percentage depletion allowance	(3,370)	(2,125)
State taxes, net of federal tax impact	894	194
Change in valuation allowance	(1,467)	491
Deduction for domestic production activities	(106)	(34)
Taxes not provided for minority interest	16	—
Change in state rates	247	—
Other, net	(7)	77

Income tax expense	$7,968	$2,629

    The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

(6) Long-Term Debt

    Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
Term loan	$233,125	$233,125
10% Senior notes due 2012	175,000	175,000
Capital lease obligations	547	705
Gallatin project facility	18,500	18,500
Other	700	700
Total long-term debt	427,872	428,030
Less current portion	2,424	2,579
Long-term debt, net of current portion	$425,448	$425,451

    On October 26, 2005, Alpha Natural Resources, LLC (“ANR LLC”), entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “Credit Agreement”). The Credit Agreement consists of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit.

    In March 2008, the Company and our subsidiary, ANR LLC, entered into two amendments to the Credit Agreement.  One of these amendments increased the amount available under the revolving credit portion of the facility from $275,000 to $375,000. The other amendment, among other things, removed Alpha Natural Resources, Inc. from the application of most of the restrictive covenants and added exceptions to certain other covenants relating to payment of dividends and distributions.

    The Credit Agreement and the Senior Notes each place restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. At March 31, 2008, ANR LLC had net assets of $400,945 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends or repurchases of common stock of the Company, the net assets of ANR LLC are restricted.

    All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of March 31, 2008, the Company has a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (2.67% at March 31, 2008) plus the applicable margin (1.75%, at March 31, 2008). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended March 31, 2008.  The fair value of the swap at March 31, 2008 was $21,999 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $16,564, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin. For the three months ended March 31, 2008 and 2007, $448 and $133, respectively, of losses in accumulated other comprehensive loss were reclassified into interest expense.

(7) Asset Retirement Obligation

    At March 31, 2008 and December 31, 2007, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $91,852 and $91,199, respectively. The portion of the costs expected to be incurred within a year in the amounts of $8,187 and $8,179 at March 31, 2008 and December 31, 2007, respectively, is included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $144,273 at March 31, 2008 and $142,471 at December 31, 2007. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2007	$91,199
Accretion for the period	1,852
Expenditures for the period	(1,117)
Revisions in estimated cash flows	(82)
Total asset retirement obligation at March 31, 2008	$91,852

(8) Share-Based Compensation Awards

    Stock Options

    Stock option activity for the three months ended March 31, 2008 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2007	744,692	$17.51
Exercised	(96,031)	17.87
Outstanding at March 31, 2008	648,661	17.46	6.83
Exercisable at March 31, 2008	222,967	18.35	6.86

    The aggregate intrinsic value of options outstanding at March 31, 2008 was $16,852 and the aggregate intrinsic value of exercisable options was $5,594.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $2,048 and $0, respectively.  Cash received from the exercise of stock options during the three months ended March 31, 2008 and 2007 was $1,688 and $0, respectively.  As of March 31, 2008, $2,686 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.78 years.  The weighted average grant date fair value of options outstanding at March 31, 2008 and 2007 was $7.38 and $7.57, respectively.

    Restricted Stock Awards

    Non-vested share award activity for the quarter ended March 31, 2008 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2007	880,232	$15.93
Granted	265,057	28.17
Vested	(206,958)	16.58
Forfeited	(4,217)	16.65
Non-vested shares outstanding at March 31, 2008	934,114	19.26

    The fair value of non-vested restricted share awards is estimated based on the closing stock price on the date of grant, and for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of March 31, 2008, there was $13,063 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 2.17 years.

Performance Share Awards

    2008 Granted Awards

    The Company granted 164,737 performance share awards in the first quarter of 2008.  Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2010, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R), Share-based Payments (as amended), (“SFAS 123(R)”). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. For executive officers of the Company to receive these performance share awards, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria set for all other employees participating in the plan.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At March 31, 2008, the Company assessed the operating income and total shareholder return targets as probable of achievement. As of March 31, 2008, there was $2,821 of unamortized compensation cost related to the performance share awards for 2008.  This unamortized compensation cost is expected to be recognized over the periods ending December 31, 2010.

    Share-based compensation expense measured in accordance with SFAS 123(R) totaled $2,989 ($2,276 on a net-of-tax basis, or $0.03 per basic and diluted share) and $2,650 ($1,994 on a net-of-tax basis, or $0.03 per basic and diluted share) for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and 2007, approximately 66% and 70%, respectively, of share-based compensation expense is reported as selling, general and administrative expenses, and approximately 34% and 30%, respectively, is reported as a component of cost of sales, and both are included in the Corporate and Eliminations category for segment reporting purposes (Note 14).  As of March 31, 2008 and 2007, approximately $170 and $206, respectively, of stock-based compensation costs was capitalized as a component of inventories. Under SFAS 123(R), the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. The excess tax benefits for the quarters ended March 31, 2008 and 2007 were $734 and $0, respectively.

(9) Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS 133, which requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward purchase and forward sale coal contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Changes in fair value of these derivative contracts have been recorded as an (increase) decrease in fair value of derivative coal contracts, net, and included as a component of costs and expenses in the consolidated statements of income.  At March 31, 2008, the Company had unrealized gains (losses) on open purchase and open sales contracts of $43,609 and ($20,177), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

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

As of March 31, 2008 approximately 10,848 gallons or 54% of the Company's anticipated 2008 remaining diesel fuel usage has been capped with the swap agreements in which the company has agreed to pay a fixed price and receive a floating price per gallon of diesel fuel. The fixed prices for the notional quantity of 10,848 gallons range from $2.39 to $2.90 per gallon for the last nine months of 2008.  The fair value of these diesel fuel swap agreements is an asset of $2,739 as of March 31, 2008.

As of March 31, 2008, the Company entered into diesel fuel put options for 4,486 gallons at a price range of $2.20 to $2.45 per gallon for the last nine months of 2008.  In the event that diesel prices decline below the strike price, the Company can exercise the put options and sell the 4,486 gallons at the strike price, therefore reducing the impact of the swap agreements.  These put options provide downside protection and reduce the fixed position risk of the outstanding diesel fuel swap agreements in the event of a decline in diesel fuel prices below the strike price. The fair value of these diesel fuel put options is an asset of $122 as of March 31, 2008.

(10) Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”), on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not impact our consolidated financial statements, as the Company elected not to measure any additional financial assets or liabilities at fair value other than those which were recorded at fair value prior to adoption.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

    Level 1 - Quoted prices in active markets for identical assets or liabilities;
    Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and
    Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

    The following table sets forth by level within the fair value hierarchy the company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of March 31, 2008
			Fair Value Measurements Using:
			Quoted Prices in	Significant Other	Significant
	Carrying	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Forward coal sales	$(20,177)	$(20,177)	$—	$(20,177)	$—
Forward coal purchases	$43,609	$43,609	$—	$43,609	$—
Diesel fuel derivatives	$2,861	$2,861	$—	$2,861	$—
Interest rate swaps	$(21,999)	$(21,999)	$—	$(21,999)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 2 Fair Value Measurements

Forward Coal Purchases and Sales — The fair value of the forward coal purchases and sales contracts were estimated using discounted cash flow calculations based upon forward commodity price curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

Diesel Fuel derivatives — Since the Company’s diesel fuel derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets.

Interest Rate Swaps — The fair value of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

(11) Postretirement Benefits Other Than Pensions

    The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the Plan):

	March 31,
	2008	2007
Service cost	$693	$960
Interest cost	873	706
Amortization of net actuarial loss	—	47
Amortization of prior service cost	615	568
Net periodic benefit cost	$2,181	$2,281

    Employer contributions for postretirement medical benefits paid were $32 for the three months ended March 31, 2008 and 2007. Employee contributions are not expected to be made and the Plan is unfunded.

    Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions that the Company made to these plans were $45 and $25 for the three months ended March 31, 2008 and 2007, respectively.

(12) Comprehensive Income

    Total comprehensive income is as follows for the three months ended March 31, 2008:

Net Income	$25,530
Change in fair value of cash flow hedge, net of tax effect of ($1,578) for the period	(4,831)
Change in SFAS No. 158 adjustment related to postretirement medical obligations, net of tax effect of $151 for the period	464
Change in SFAS No. 158 adjustment related to black lung obligations, net of tax effect of $6 for the period	17
Total comprehensive income	$21,180

    The following table summarizes the components of accumulated other comprehensive loss at March 31, 2008:

Fair value of cash flow hedge, net of tax effect of $5,435	$16,564
SFAS No. 158 adjustment related to postretirement medical obligations, net of tax effect of $3,102	9,440
SFAS No. 158 adjustment related to black lung obligations, net of tax effect of $209	636
Total accumulated other comprehensive loss	$26,640

(13) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

   In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of March 31, 2008 was $88,195. The amount of surety bonds outstanding at March 31, 2008 related to the Company's reclamation obligations is presented in Note 7 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $780 as of March 31, 2008. The estimated fair value of these guarantees is not significant.

(b) Litigation

    The Company is a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

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

    On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling before mid-2008.  The Company anticipates that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of March 31, 2008, the Company had a $6,600 long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

(14) Segment Information

    The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of March 31, 2008, consisted of 33 active underground mines and 24 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's purchased coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights.  In addition, the All Other category includes revenues from the operation of its road construction businesses which the Company acquired on October 26, 2005 as part of the Nicewonder Acquisition. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA which the Company defines as net income plus interest expense, income tax expense, and depreciation, depletion and amortization, less tax benefit and interest income.

    Segment operating results and capital expenditures for the three months ended March 31, 2008, and segment assets as of March 31, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$506,778	$23,087	$(12,959)	$516,906
Depreciation, depletion, and amortization	42,478	1,374	408	44,260
EBITDA	99,243	3,167	(15,354)	87,056
Capital expenditures	31,406	2,031	360	33,797
Total assets	1,399,935	132,159	(276,154)	1,255,940

    Segment operating results and capital expenditures for the three months ended March 31, 2007, and segment assets as of March 31, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$424,232	$15,420	$(9,061)	$430,591
Depreciation, depletion, and amortization	34,051	1,491	247	35,789
EBITDA	66,788	2,571	(13,236)	56,123
Capital expenditures	40,661	3,504	412	44,577
Total assets	1,169,366	104,785	(143,015)	1,131,136

    Reconciliation of total segment EBITDA to net income:

	Three Months Ended
	March 31,
	2008	2007
Total segment EBITDA	$87,056	$56,123
Interest expense	(10,087)	(9,993)
Interest income	789	637
Income tax expense	(7,968)	(2,629)
Depreciation, depletion and amortization	(44,260)	(35,789)
Net income	$25,530	$8,349

    The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $218,443, approximately 43% of total coal and freight revenues, for the three months ended March 31, 2008 and $146,482, approximately 35% of total coal and freight revenues, for the three months ended March 31, 2007.

(15) Supplemental Guarantor/Non-Guarantor Financial Information

    On June 28, 2007, Alpha NR Holding, Inc. ("Holdings") was merged into the Company and the Company became a parent guarantor of the Senior Notes. The payment obligations under the Senior Notes, issued jointly by our subsidiary ANR LLC and its wholly-owned subsidiary Alpha Natural Resource Capital Corp. in 2004, are unsecured, but are guaranteed fully and unconditionally on a joint and several basis by the Company and all its subsidiaries other than the issuers of the notes and our subsidiary, Gallatin.  The following financial information sets forth separate financial information with respect to the Company, the issuers, the guarantor subsidiaries and the non-guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2008
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$42	$77,450	$(20,776)	$2,444	$-	$59,160
Trade accounts receivable, net	-	-	196,160	451	(126)	196,485
Notes and other receivables	2,480	68,520	22,360	1	(82,400)	10,961
Inventories	-	-	89,014	387	-	89,401
Due from affiliates	-	-	402,168	-	(402,168)	-
Prepaid expenses and other current assets	5,232	868	81,698	276	(272)	87,802
Total current assets	7,754	146,838	770,624	3,559	(484,966)	443,809
Property, plant, and equipment, net	-	-	602,274	26,138	-	628,412
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	5,560	2,840	-	8,400
Deferred income taxes	84,877	8,745	-	-	-	93,622
Other assets	406,562	1,033,651	47,387	974	(1,427,424)	61,150
Total assets	$499,193	$1,189,234	$1,446,392	$33,511	$(1,912,390)	$1,255,940

Liabilities and Stockholder's Equity:
Current liabilities:
Current portion of long-term debt	$-	$14,900	$67,869	$2,056	$(82,401)	$2,424
Note payable	-	12,673	-	-	-	12,673
Due to affiliates	79,388	322,634	-	146	(402,168)	-
Trade accounts payable	1,817	38	103,324	1,644	(126)	106,697
Deferred income tax	8,505	-	-	-	-	8,505
Accrued expenses and other current liabilities	1,861	7,910	93,167	1,139	(548)	103,529
Total current liabilities	91,571	358,155	264,360	4,985	(485,243)	233,828
Long-term debt, net of current portion	-	408,125	178	20,957	(3,812)	425,448
Workers' compensation benefit obligations	-	-	8,586	-	-	8,586
Postretirement medical benefit obligations	-	-	55,345	-	-	55,345
Asset retirement obligations	-	-	83,665	-	-	83,665
Deferred gains on sales of property interests	-	-	2,963	-	-	2,963
Other liabilities	273	22,009	14,694	611	-	37,587
Total liabilities	91,844	788,289	429,791	26,553	(489,055)	847,422
Minority interest	-	-	-	1,169	-	1,169
Stockholders' equity	407,349	400,945	1,016,601	5,789	(1,423,335)	407,349
Total liabilities and stockholders' equity	$499,193	$1,189,234	$1,446,392	$33,511	$(1,912,390)	$1,255,940

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$13	$62,991	$(15,850)	$7,211	$-	$54,365
Trade accounts receivable, net	-	-	184,044	-	(75)	183,969
Notes and other receivables	2,629	68,186	7,826	-	(67,500)	11,141
Inventories	-	-	70,688	92	-	70,780
Due from affiliates	-	-	394,571	-	(394,571)	-
Prepaid expenses and other current assets	8,840	959	50,474	4	(323)	59,954
Total current assets	11,482	132,136	691,753	7,307	(462,469)	380,209
Property, plant, and equipment, net	-	-	616,306	23,952	-	640,258
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	6,132	3,244	-	9,376
Deferred income taxes	89,806	7,324	-	-	-	97,130
Other assets	373,195	986,912	51,195	880	(1,348,788)	63,394
Total assets	$474,483	$1,126,372	$1,385,933	$35,383	$(1,811,257)	$1,210,914

Liabilities and Stockholder's Equity:
Current liabilities:
Current portion of long-term debt	$-	$-	$68,023	$2,056	$(67,500)	$2,579
Note payable	-	18,883	-	-	-	18,883
Due to affiliates	81,295	313,172	-	104	(394,571)	-
Trade accounts payable	162	208	93,263	2,207	(75)	95,765
Deferred income tax	9,753	-	-	-	-	9,753
Accrued expenses and other current liabilities	2,163	3,604	89,828	810	(323)	96,082
Total current liabilities	93,373	335,867	251,114	5,177	(462,469)	223,062
Long-term debt, net of current portion	-	408,125	182	20,957	(3,813)	425,451
Workers' compensation benefit obligations	-	-	9,055	-	-	9,055
Postretirement medical benefit obligations	-	-	53,811	-	-	53,811
Asset retirement obligations	-	-	83,020	-	-	83,020
Deferred gains on sales of property interests	-	-	3,176	-	-	3,176
Other liabilities	274	15,600	14,841	406	(191)	30,930
Total liabilities	93,647	759,592	415,199	26,540	(466,473)	828,505
Minority interest	-	-	-	1,573	-	1,573
Stockholders' equity	380,836	366,780	970,734	7,270	(1,344,784)	380,836
Total liabilities and stockholders' equity	$474,483	$1,126,372	$1,385,933	$35,383	$(1,811,257)	$1,210,914

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2008
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$445,679	$-	$-	$445,679
Freight and handling revenues	-	-	59,172	-	-	59,172
Other revenues	-	-	11,475	580	-	12,055
Total revenues	-	-	516,326	580	-	516,906
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	359,846	-	-	359,846
(Increase) decrease in fair value of derivative coal contracts, net	-	-	(14,319)	-	-	(14,319)
Freight and handling costs	-	-	59,172	-	-	59,172
Cost of other revenues	-	-	8,137	1,878	-	10,015
Depreciation, depletion and amortization	-	-	44,173	87	-	44,260
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	714	2,219	12,391	30	-	15,354
Total costs and expenses	714	2,219	469,400	1,995	-	474,328

Income (loss) from operations	(714)	(2,219)	46,926	(1,415)	-	42,578
Other income (expense):
Interest expense	-	(10,083)	(31)	(193)	220	(10,087)
Interest income	47	600	324	38	(220)	789
Equity earnings	34,165	45,867	(1,481)	-	(78,551)	-
Miscellaneous income, net	-		129	-	-	129
Total other income (expense), net	34,212	36,384	(1,059)	(155)	(78,551)	(9,169)
Income (loss) from continuing operations
before income taxes and minority interest	33,498	34,165	45,867	(1,570)	(78,551)	33,409

Income tax expense	7,968	-	-	-	-	7,968
Minority interest	-	-	-	(89)	-	(89)
Net income (loss)	$25,530	$34,165	$45,867	$(1,481)	$(78,551)	$25,530

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$380,150	$-	$-	$380,150
Freight and handling revenues	-	-	43,211	-	-	43,211
Other revenues	-	-	7,230	-	-	7,230
Total revenues	-	-	430,591	-	-	430,591
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	312,273	-	-	312,273
(Increase) decrease in fair value of derivative coal contracts, net			202	-	-	202
Freight and handling costs	-	-	43,211	-	-	43,211
Cost of other revenues	-	-	4,886	742	-	5,628
Depreciation, depletion and amortization	-	-	35,789	-	-	35,789
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	274	1,546	11,389	30	-	13,239
Total costs and expenses	274	1,546	407,750	772	-	410,342

Income (loss) from operations	(274)	(1,546)	22,841	(772)	-	20,249
Other income (expense):
Interest expense	-	(10,020)	(71)	-	98	(9,993)
Interest income	38	538	159	-	(98)	637
Equity earnings	11,214	22,240	(729)	-	(32,725)	-
Miscellaneous income, net	-	2	40	-	-	42
Total other income (expense), net	11,252	12,760	(601)	-	(32,725)	(9,314)
Income (loss) from continuing operations
before income taxes and minority interest	10,978	11,214	22,240	(772)	(32,725)	10,935

Income tax expense	2,629	-	-	-	-	2,629
Minority interest	-	-	-	(43)	-	(43)
Net income (loss)	$8,349	$11,214	$22,240	$(729)	$(32,725)	$8,349

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2008
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Net cash flows by operating activities	$(2,393)	$22,178	$24,467	$(2,499)	$-	$41,753

Cash flows used in investing activities:
Capital expenditures	-	-	(31,529)	(2,268)	-	(33,797)
Proceeds from disposition of investments & property, plant, & equipment	-	-	2,286	-	-	2,286
Investments and advances to investee	-	(29)	-		-	(29)
Other	-	(5)	-	-	-	(5)
Net cash flows used in investing activities	-	(34)	(29,243)	(2,268)	-	(31,545)

Cash flows (used in) provided by financing activities:
Net draws (repayments) of notes payable	-	(6,210)	-	-	-	(6,210)
Net draws (repayments) on long-term debt	-	(158)	-	-	-	(158)
Debt issuance costs	-	(1,317)	-	-	-	(1,317)
Proceeds from exercise of stock options	1,688	-	-	-	-	1,688
Tax benefit from share-based compensation	734	-	-	-	-	734
Decrease in bank overdraft	-	-	(150)	-	-	(150)
Net cash (used in) provided by financing activities	2422	(7,685)	(150)	-	-	(5,413)
Net increase (decrease) in cash and cash equivalents	29	14,459	(4,926)	(4,767)	-	4,795

Cash and cash equivalents at beginning of period	13	62,991	(15,850)	7,211	-	54,365
Cash and cash equivalents at end of period	$42	$77,450	$(20,776)	$2,444	$-	$59,160

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007
	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Net cash flows by operating activities	$-	$2,233	$47,278	$3,099	$-	$52,610

Cash flows used investing activities:
Capital expenditures	-	-	(41,642)	(2,935)	-	(44,577)
Proceeds from disposition of investments & property, plant, & equipment	-	-	508	-	-	508
Investments and advances to investee	-	(36)	(35)	-	-	(71)
Other	-	(387)	-	(17)	-	(404)
Net cash flows used in investing activities	-	(423)	(41,169)	(2,952)	-	(44,544)

Cash flows (used in) provided by financing activities:
Net draws (repayments) of notes payable	-	(6,872)	-	-	-	(6,872)
Net draws (repayments) on long-term debt	-	1,275	(2,125)	-	-	(850)
Decrease in bank overdraft	-	-	(2,704)	-	-	(2,704)
Net cash (used in) provided by financing activities	-	(5,597)	(4,829)	-	-	(10,426)
Net increase (decrease) in cash and cash equivalents	-	(3,787)	1,280	147	-	(2,360)

Cash and cash equivalents at beginning of period	-	27,101	5,414	741	-	33,256
Cash and cash equivalents at end of period	$-	$23,314	$6,694	$888	$-	$30,896

(16) Subsequent Events

    On April 7, 2008, the Company completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015. The aggregate gross proceeds from the common stock offering and the convertible notes offering, before commissions and expenses, were approximately $460,000.  On April 15, 2008, the Company used the net proceeds from the offerings in part to repurchase $173,680 of the $175,000 aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp.  The Company has given notice that we will redeem the remaining $1,320 aggregate principal amount on June 1, 2008 for approximately $1,428.  In addition, the Company amended the indenture governing the 10% senior notes due 2012 to eliminate or make less restrictive substantially all of the restrictive covenants, as well as certain events of default and related provisions in the indenture, and eliminate certain conditions to defeasance.  The Company estimates its second quarter charge relating to the repurchase of the senior notes to be approximately $14,500 consisting of $10,600 in tender offer consideration and $3,900 in write-off of unamortized deferred loan costs.

    On April 30, 2008, the Company’s subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in Dominion Terminal Associates (“DTA”) from 32.5% to 40.6% by making an additional investment of $2,824.  This transaction maintains the Company’s majority ownership stake in the facility, effectively increasing our coal export and terminaling capacity from approximately 6.5 million tons to approximately 8.0 millions tons annually.  DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “the Company,” “we,” “us” and “our” or similar terms are to Alpha Natural Resources, Inc. and its consolidated subsidiaries.

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

·	our plans and objectives for future operations and expansion or consolidation;

·	our relationships with, and other conditions affecting, our customers;

·	timing of changes in customer coal inventories;

·	changes in, renewal of and acquiring new long-term coal supply arrangements;

·	railroad, barge, truck and other transportation performance and costs;

·	availability of mining and processing equipment and parts;

·	our assumptions concerning economically recoverable coal reserve estimates;

·	our ability to mine properties due to defects in title on leasehold interest;

·	future legislation and changes in regulations, governmental policies or taxes;

·	changes in postretirement benefit obligations;

·	our liquidity, results of operations and financial condition;

·	decline in coal prices;

·	forward sales and purchase contracts not accounted for as a hedge that are being marked to market;

·	indemnification of certain obligations not being met;

·	continued funding of the road construction business;

·	disruption in coal supplies;

·	the ability to comply with new safety and health regulations;

·	unfavorable government intervention in, or nationalization of, foreign investments;

·	our third-party suppliers may not deliver coal we purchase;

·	our reported interest expense may increase due to a proposed accounting change for cash settled convertible debt instruments like our convertible notes; and

·
other factors, including the other factors discussed in “Overview - Coal Pricing Trends, Uncertainties and Outlook” below, Item 2 of this report, and the factors discussed in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2007.

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

Overview

We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of March 31, 2008, were supported by 33 active underground mines, 24 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2008, sales of steam coal were 4.0 million tons and accounted for approximately 58% of our coal sales volume.  Sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.9 million tons and accounted for approximately 42% of our first quarter 2008 coal sales volume.  Our sales of steam coal were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 43% of our coal sales and freight revenue in the first three months of 2008 was derived from sales made outside the United States, primarily in Brazil, Russia, Italy, Ukraine, Belgium, and Spain.

We also own 94% of Gallatin, a lime manufacturing business in Verona, Kentucky. Gallatin completed the construction of the first of possibly two rotary pre-heater lime kilns in the first quarter, which produces lime to be sold to coal burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas and to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted membership interests in Gallatin, which vest based on performance criteria over a period of approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%.

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

In March 2008, we sold our equity interest in Fox River Dock Company, Inc., a coal terminal, which we acquired with the acquisition of Coastal Coal Company, LLC on March 11, 2003, to the majority holder of Fox River for $1.5 million in cash.  We recognized a gain on the sale of $0.4 million from this transaction.

In March 2008, we and our subsidiary, ANR LLC, entered into two amendments to our senior secured credit facility.  One of these amendments increased the amount available under the revolving credit portion of the facility from $275.0 million to $375.0 million. The other amendment, among other things, removed Alpha Natural Resources, Inc. from the application of most of the restrictive covenants and added exceptions to certain other covenants relating to payment of dividends and distributions.

    On April 7, 2008, we completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.  The aggregate gross proceeds from the common stock offering and the convertible notes offering, before commissions and expenses, were approximately $460.0 million.  On April 15, 2008, we used the net proceeds from the offerings in part to repurchase $173.7 million of the of $175.0 million aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp.  We have given notice that we will redeem the remaining $1.3 million aggregate principal amount on June 1, 2008 for approximately $1.4 million.  In addition, we amended the indenture governing the 10% senior notes due 2012 to eliminate or make less restrictive substantially all of the restrictive covenants, as well as certain events of default and related provisions in the indenture, and eliminate certain conditions to defeasance.  We estimate our second quarter charge relating to the repurchase of the senior notes to be approximately $14.5 million consisting of $10.6 million in tender offer consideration and $3.9 million in write-off of unamortized deferred loan costs.

On April 30, 2008, our subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in Dominion Terminal Associates (“DTA”) from 32.5% to 40.6% by making an additional investment of $2.8 million. DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1982, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. This transaction maintains our largest ownership stake in the facility, effectively increasing our coal export and terminaling capacity from approximately 6.5 million tons to approximately 8.0 millions tons annually.

On May 1, 2008, we granted almost all employees 25 shares of our stock with a 90-day sale hold to reward them for their service and role in the Company’s financial success and to enhance the Company’s retention efforts.  We estimate the second quarter charge for the grants will be approximately $7.5 million.

Coal Pricing Trends, Uncertainties and Outlook

    Coal supply continues to tighten around the world. While traditional coal exporting nations such as Australia, Poland, Indonesia and South Africa have been subject to supply disruptions or voluntary cutbacks, U.S. exports of both thermal and metallurgical coal have shown sustained strength, up 30% on a combined basis in the first two months of 2008 after last year’s 19% gain.

Rising natural gas prices and the U.S. dollar’s weakness are adding fuel to thermal coal demand both domestically and overseas, while high steel prices have mills searching the world for reliable supplies of metallurgical coal. U.S. steel mills, in particular, finished 2007 with metallurgical coal inventories 34% lower than in 2006, at a time when production is needed to restock service center inventories and take advantage of record high steel prices.  In this environment, Alpha continues its strategy of gradually layering in sales commitments at favorable prices.

These conditions in the thermal and the metallurgical coal markets mentioned above, both in North America and worldwide, are solidly in favor of coal producers.

As of April 15, 2008, we had committed 99% of planned thermal coal production for 2008 while leaving approximately 24% of planned production uncommitted for 2009 and 67% for 2010. We are in active discussions with a number of U.S. utilities for supply in 2009 and beyond.

With steel prices rising at the end of 2007, and the domestic steel industry expecting a strong rebound this year after a dramatic draw down of service center inventories, demand for metallurgical coal has remained very strong. Global supplies of hard coking coals for making steel have tightened considerably due to production and logistical issues in Eastern Europe and Australia. With world steel output climbing an estimated 5% in the first two months of the year, prices for metallurgical coal have risen quickly as has international demand.

As the largest exporter of metallurgical coal out of the U.S., we have experienced a surge of 430,000 tons in first-quarter exports, year-over-year, which boosted total met coal sales to 42% of the company’s total sales volumes for the quarter.  Due to the fact that pricing resets at the end of the first quarter of every year for the majority of our contracted metallurgical business, we expect to achieve a proportionally higher level of revenues in the second through fourth quarters than in the first quarter as the higher-priced export contracts phase in.  As of April 15, 2008, we had approximately 0.6 million tons of planned metallurgical production remaining to be contracted for 2008, mostly in the export market. Uncommitted and unpriced production stands at approximately 10.5 million tons for 2009 and 11.2 million tons for 2010.

While our outlook on coal pricing remains positive, future coal prices are subject to factors beyond our control and we cannot predict whether or for how long this current coal pricing environment will continue. As of April 15, 2008, 97% of our planned 2008 production was committed and priced and 3% was uncommitted and unpriced, with approximately 0.8 million tons uncommitted. Committed steam coal prices for 2008 average $51.19 per ton and met coal prices average $96.31 per ton. Approximately 51% of our planned production in 2009 is committed.
At March 31, 2008, we had unrealized gains (losses) on open purchase and sale contracts that meet the definition of a derivative under SFAS 133 in the amount of $43.6 million and ($20.2 million), respectively. These assets are recorded in prepaid expenses and other current assets and $16.4 million of the liabilities are recorded in accrued expenses and other current liabilities and the remaining $3.8 million of liabilities are recorded in other liabilities on our balance sheet, with periodic changes in fair value recorded to the income statement.  Since we intend to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of March 31, 2008 will reverse into the income statement in future periods. The reversal of the net unrealized gains related to these contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers. Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts classified as derivatives.

We own a 24.5% interest in Excelven Pty Ltd., a coal mine development project located in Venezuela accounted for under the equity method.  The project, currently in the developmental stage, is challenged by political risk. In particular, the Venezuelan government has expressed an interest in increasing government ownership in Venezuelan natural resources. Any future deterioration in the political environment in Venezuela or the government’s denial of the Affectation of Resources permit could lead to a potential impairment adjustment.  In addition, such political and economic uncertainties could also lead to events such as civil unrest, work stoppages or the nationalization or other expropriation of private enterprises by the Venezuelan government, which could result in a loss of all or a portion of our investment in Excelven, which is approximately $4.9 million to date.

    For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 of this report, and Item 1A “Risk Factors,” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

    EBITDA is defined as net income plus interest expense, income tax expense, and depreciation, depletion and amortization, less tax benefit and interest income. EBITDA is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

    The following unaudited table reconciles EBITDA to net income, the most directly comparable GAAP measure.

	Three months ended
	March 31,
	2008	2007

Net income	$25,530	$8,349
Interest expense	10,087	9,993
Interest income	(789)	(637)
Income tax expense	7,968	2,629
Depreciation, depletion and amortization	44,260	35,789
EBITDA	$87,056	$56,123

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

    Summary

    For the quarter ended March 31, 2008, we recorded revenues of $516.9 million compared to $430.6 million for the quarter ended March 31, 2007, an increase of $86.3 million. Net income increased from $8.3 million or $0.13 per diluted share in the first quarter of 2007 to $25.5 million ($0.39 per diluted share) for the first quarter of 2008.  EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $87.1 million and $56.1 million in the first quarter of 2008 and 2007, respectively.  Our results for the first quarter 2008 include $16.7 million in unrealized gains related to changes in the fair value of derivative contracts ($12.7 million net of tax or $0.19 per diluted share) consisting of $2.4 million related to diesel fuel swap agreements and $14.3 million for certain forward purchase and forward sales coal contracts.  The changes in fair value related to derivative contracts for the first quarter of 2007 was not significant.

    We sold 6.9 million tons of coal during the first quarter of 2008, 0.2 million more than the comparable period in 2007.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 18% in the first quarter of 2007 to 19% in the comparable period of 2008. Coal margin per ton was $12.52 in the first quarter of 2008, a 22% increase from the first quarter of 2007. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

       Revenues

	Three months Ended		Increase
	March 31,		(Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$445,679	$380,150	$65,529	17%
Freight and handling revenues	59,172	43,211	15,961	37%
Other revenues	12,055	7,230	4,825	67%
Total revenues	$516,906	$430,591	$86,315	20%

Tons Sold:
Steam	3,969	4,260	(291)	(7%	)
Metallurgical	2,883	2,368	515	22%
Total	6,852	6,628	224	3%

Coal sales realization per ton:
Steam	$50.51	$48.83	$1.68	3%
Metallurgical	$85.05	$72.70	$12.35	17%
Total	$65.04	$57.36	$7.68	13%

    Coal Revenues. Coal revenues increased by 17% ($65.5 million) for the quarter ended March 31, 2008 over the comparable period of 2007, driven by a 3% increase in coal sales volume and a 13% increase in sales realization from $57.36 per ton in the first quarter of 2007 to $65.04 per ton in the first quarter of 2008. Our met coal realization per ton increased by 17% from $72.70 per ton to $85.05 per ton, and steam coal realization per ton increased by 3% from $48.83 per ton to $50.51 per ton. Met coal sales accounted for 42% of our coal sales volume in the first quarter of 2008 compared with 36% in the first quarter of 2007, due to an increase in first quarter exports of 0.4 million tons compared to the same period in 2007.  This increase in met exports was mainly attributable to the tightening of global supplies of hard coking coals caused by production and logistics issues in Eastern Europe and Australia. Total tons sold for the first quarter of 2008 were 6.9 million, including 2.9 million tons of met coal and 4.0 million of steam coal. Sales volume for the first quarter of 2007 was 6.6 million tons, of which 2.4 million tons were met coal and 4.2 million were steam coal.

    Freight and Handling Revenues. Freight and handling revenues were $59.2 million for the three months ended March 31, 2008, an increase of $16.0 million compared with the three months ended March 31, 2007.  This increase was due to 0.4 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

    Other Revenues. Other revenues increased by $4.8 million mainly due to increases in revenues from our coal processing and terminal operations of $2.1 million, our Maxxim Rebuild business of $2.3 million, and our Gallatin lime business of $0.6 million, partially offset by a decrease in our road construction business of $0.2 million.

    Costs and Expenses

	Three months ended		Increase
	March 31,		(Decrease)
	2008	2007	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$359,846	$312,273	$47,573	15%
(Increase) decrease in fair value of derivative coal contracts, net	(14,319)	202	(14,521)	NM
Freight and handling costs	59,172	43,211	15,961	37%
Cost of other revenues	10,015	5,628	4,387	78%
Depreciation, depletion and amortization	44,260	35,789	8,471	24%
Selling, general and administrative expenses	15,354	13,239	2,115	16%
Total costs and expenses	$474,328	$410,342	$63,986	16%

Cost of coal sales per ton:
Company mines	$49.98	$45.46	$4.52	10%
Contract mines (including purchased and processed)	$57.60	$50.16	$7.44	15%
Total produced and processed	$50.95	$46.22	$4.73	10%
Purchased and sold without processing	$61.30	$54.51	$6.79	13%
Cost of coal sales per ton	$52.52	$47.12	$5.40	12%

    Cost of Coal Sales. Our cost of coal sales increased by $47.6 million, or $5.40 per ton, from $312.3 million, or $47.12 per ton, in the first quarter of 2007 to $359.8 million, or $52.52 per ton, in the first quarter of 2008. Our cost of coal sales per ton for our produced and processed coal was $50.95 per ton in the three months ended March 31, 2008 as compared to $46.22 per ton in the comparable period in 2007. This $4.73 per ton increase is attributable mainly to increased costs for supplies and maintenance, labor and benefits, and an increase in price of coal purchases at our plants.  The cost of sales per ton of our purchased coal was $61.30 per ton in the first quarter of 2008 and $54.51 per ton for the corresponding period of 2007. This $6.79 per ton increase in costs is mainly due to the current market conditions which have exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally.  Approximately 52% of our purchased coal sold during the first quarter of 2008 was blended with our produced and processed coal prior to resale.

    (Increase) Decrease in Fair Value of Derivative Coal Contracts, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts which are considered derivatives decreased cost of sales by $14.3 million in the first quarter of 2008 and increased cost of sales by $0.2 million in the first quarter of 2007.  As of March 31, 2008, we had unrealized losses of $20.2 million from our forward sales contracts and unrealized gains of $43.6 million from our forward purchase contracts. Alpha intends to take delivery or provide delivery of coal under these forward purchase and sale contracts.  As a result, the net unrealized gains of $23.4 million will reverse into the income statement in future periods when the company ultimately takes delivery of the coal under these contracts and sells it to customers, resulting in higher costs of sales in future periods.

    Freight and Handling Costs. Freight and handling costs increased to $59.2 million for the three months ended March 31, 2008, an increase of $16.0 million compared with the three months ended March 31, 2007. This increase was due to 0.4 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs are offset by equivalent revenues.

    Cost of Other Revenues. Cost of other revenues increased $4.4 million, or 78%, to $10.0 million for the quarter ended March 31, 2008 as compared to the first quarter of 2007 due to a $1.1 million increase in costs associated with our new Gallatin lime operations, higher coal processing and terminal operation volumes in the amount of $1.5 million, and increased costs associated with Maxxim Rebuild’s outside sales activity in the amount of $2.3 million.  These were partially offset by a decrease in our costs associated with our road construction business of $0.5 million, due to higher coal recovery during the period resulting in lower allocations to costs of other revenues.

    Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $8.5 million, or 24%, to $44.3 million for the three months ended March 31, 2008 as compared with the same period of 2007. The increase is mainly due to $2.0 million depreciation from the Mingo Logan-Ben Creek mining complex acquired on June 30, 2007, $3.3 million increase in depletion due to a change in estimated recoverable coal reserves and higher production at one of our mines, and the remainder is mainly due to an increase in depreciation relating to capital expenditures additions.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million to $15.4 million in the first quarter of 2008 from $13.2 million in the first quarter of 2007. This increase is mainly due to increases in wages and benefits of $1.2 million and professional fees of $0.5 million.  As a percentage of revenues, these expenses were 3% for both the first quarter of 2008 and 2007.

    Interest Expense. Interest expense increased $0.1 million to $10.1 million during the first quarter of 2008 compared to the same period in 2007. The increase in interest expense is attributable to a slight increase in interest rates on our debt in 2008 compared to the same period in 2007.

    Interest Income. Interest income increased by $0.2 million in the three months ended March 31, 2008 from the three months ended March 31, 2007, mainly due to additional interest earned on invested cash.

    Income Tax Expense. Income tax expense for the quarter ended March 31, 2008 was $8.0 million as compared to $2.6 million for the quarter ended March 31, 2007. Our effective tax rate for both the first quarter of 2008 and 2007 was 24%. This rate is lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.

Liquidity and Capital Resources

    Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, to pay income taxes, and to service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other income and borrowings under our credit facilities.

    At March 31, 2008, we had available liquidity of $346.0 million, including cash of $59.2 million and $286.8 million available under our credit facilities. Our total indebtedness was $440.5 million at March 31, 2008, a decrease of $6.4 million from the year ended December 31, 2007.  The decrease in the indebtedness is primarily due to $6.2 million payment for our note payable.

    Our capital expenditures for the three months ended March 31, 2008 were $33.8 million.  We currently project capital expenditures for the full year of 2008 to be in the range of $165.0 million to $175.0 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, replace or add equipment and to possibly construct the second lime kiln for the Gallatin lime venture.

    Subsequent to the end of the first quarter, on April 7, 2008, we completed concurrent offerings of 4,181,817 shares of common stock and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.  The aggregate proceeds from the common stock offering and the notes offering, before commission and expenses, were approximately $460.0 million.  On April 15, 2008, we used the net proceeds in part to repurchase $173.7 million of the $175.0 million aggregate principal amount of 10% Senior Notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp.  In addition, on April 15, 2008, we amended the indenture governing the 10% senior notes due 2012 to eliminate or make less restrictive substantially all of the restrictive covenants, as well as certain events of default and related provisions in the indenture, and eliminate certain conditions to defeasance.  We have given notice that we will redeem the remaining $1.3 million aggregate principal amount on June 1, 2008 for $1.4 million. In addition, we have amended the credit facility to increase the amount available under the revolving line of credit from $275.0 million to $375.0 million.

    We believe that cash generated from our operations and borrowings under our credit facilities will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

     Cash Flows

    Net cash provided by operating activities during the three months ended March 31, 2008 was $41.8 million, a decrease of $10.8 million from the $52.6 million of net cash provided by operations during the three months ended March 31, 2007. Our cash from operating activities decrease is mainly driven by increases in our inventories, changes in fair value of derivatives instruments, and trade accounts receivables of $18.6 million, $16.7 million, and $12.5 million, respectively, partially offset by increases in net income, trade payables, and depreciation, depletion, and amortization of $17.2 million, $11.8 million, and $8.5 million, respectively.

    Net cash used in investing activities during the three months ended March 31, 2008 was $31.5 million, a decrease of $13.0 million from the $44.5 million of net cash used in investing activities during the three months ended March 31, 2007.  The decrease is primarily due to decreases in capital expenditures, the sale of our investment in a coal terminal facility, and the disposals of property, plant, and equipment.

    Net cash used in financing activities during the three months ended March 31, 2008 was $5.4 million, a decrease of $5.0 million from the $10.4 million of net cash used in financing activities during the three months ended March 31, 2007.  The decrease is primarily due to lower debt payments and higher proceeds from the exercise of stock options.

Credit Agreement and Long-term Debt

    As of March 31, 2008 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

March 31,
2008
Term loan	$233,125
10% senior notes due 2012 (2)	175,000
Capital lease obligations	547
Gallatin project financing	18,500
Other	700
Total long-term debt (1)	427,872
Less current portion	2,424
Long-term debt, net of current portion (1)	$425,448

(1)	Does not include $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015, which we issued on April 7, 2008. (See Note 16 to condensed consolidated financial statements)

(2)
ANR LLC and Alpha Natural Resources Capital Corp. repurchased $173.7 million of the $175.0 million aggregate principal amount of the senior notes in April 2008. (See Note 16 to condensed consolidated financial statements)

    Our senior secured credit facility, originally entered into in October 2005, consists of a $250.0 million term loan facility and a $275.0 million revolving credit facility. The term loan will mature in October 2012, and the revolving credit facility will terminate in October 2010.

    On March 28, 2008, Alpha Natural Resources, Inc. (the “Parent”) and ANR LLC entered into an amendment to the related Credit Agreement to increase the amount available under the revolving credit portion of the facility from $275.0 million to $375.0 million.  As of March 31, 2008, there was $286.8 million available under the revolving credit facility.

    On March 31, 2008, the Parent and ANR LLC entered into another amendment to the Credit Agreement to, among other things, delete the covenant that restricted the Parent from engaging in any business or activity other than certain specified activities, remove the Parent from the application of all of the other negative covenants in the Credit Agreement and to impose on the Parent certain other restrictive covenants in lieu of the original negative covenants.

    As amended, the Credit Agreement imposes certain restrictions on ANR LLC and its restricted subsidiaries, including, subject to certain exceptions, restrictions on their ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; make loans, investments, advances and acquisitions; sell assets; pay dividends or make distributions, make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries.  The Credit Agreement also requires ANR LLC to satisfy two financial performance covenants:  a maximum leverage ratio and a minimum interest coverage ratio, as described below.

    The restrictions imposed on the Parent include restrictive covenants that prohibit the Parent from: (i) changing its fiscal year, (ii) acquiring capital stock in any other person other than ANR LLC or granting liens on the capital stock of ANR LLC, (iii) acquiring any division of or assets constituting a line of business of any other person or engaging in any line of business and (iv) incurring any debt, except that the Parent may incur debt as long as ANR LLC would be in pro forma compliance with the Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, which are tested based on our consolidated financial results. It also provides that any of the Parent’s debt that would have been permitted under the Credit Agreement had it been incurred by ANR LLC, will reduce on a dollar-for-dollar basis the amount of debt that ANR LLC would otherwise be permitted to incur under the Credit Agreement.

    The March 31, 2008 amendment to the Credit Agreement provides a new exception to the covenant restricting dividends to permit ANR LLC to pay dividends or make distributions to the Parent (i) to make scheduled payments of interest (and fees and expenses) then due on the convertible notes issued in April 2008 or then due in respect of any “qualified” debt (which means any debt, other than the convertible notes, that could have been incurred instead by ANR LLC in compliance with the Credit Agreement); (ii) to make payments of principal or premium then due in respect of any “qualified” debt as long as such payments would be permitted under the Credit Agreement at that time if ANR LLC or a restricted subsidiary, rather than us, were the obligor of such “qualified” debt and were making such payments; (iii) to make payments of principal or premium on the convertible notes not to exceed $20.0 million in the aggregate for the term of the Credit Agreement that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events); and (iv) so long as immediately before and after such dividends or distributions are paid (1) ANR LLC is in pro forma compliance with the Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, and a new maximum senior secured leverage ratio test, all as described below, (2) the liquidity test described below is satisfied and (3) no event of default under the Credit Agreement has occurred and is continuing, to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events).

    The amendment also (i) revised the covenant restricting the lines of business in which the Parent and its subsidiaries may engage to clarify that any businesses or activities that are within the mining and/or energy industries generally are permitted lines of business as long as the core business remains coal mining and (ii) creates a new exception to the lien covenant to permit the granting of liens on the capital stock of the ANR LLC’s unrestricted subsidiaries to secure debt of those subsidiaries.

    Borrowings under the Credit Agreement are subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by ANR LLC and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, and (2) with 100% of the net cash proceeds received by ANR LLC and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

    The indenture governing the senior notes also imposed similar restrictions on our subsidiaries as those described above.  However, on April 14, 2008, ANR LLC and Alpha Natural Resources Capital Corp. amended the indenture to eliminate or make less restrictive substantially all of the restrictive covenants, as well as certain events of default and related provisions in the indenture, and eliminate certain conditions to defeasance.  The amendments became operative on April 15, 2008.  On April 15, 2008, ANR LLC and Alpha Natural Resources Capital Corp. repurchased $173.7 million of the $175.0 million aggregate principal amount of the senior notes.  We have given notice that we will redeem the remaining $1.3 million aggregate principal amount on June 1, 2008 for approximately $1.4 million.

Analysis of Material Debt Covenants

    We were in compliance with all covenants under our Credit Agreement and the indenture governing our senior notes as of March 31, 2008.

    The financial covenants in our Credit Agreement as amended as of March 31, 2008 require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Agreement, “Adjusted EBITDA”), of not more than 3.50:1.0 for the period of four fiscal quarters ended on March 31, 2008 and for each period of four fiscal quarters ending on each quarter end thereafter.

•
We must maintain a minimum interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of not less than 2.50:1.0 for the four fiscal quarters ending on the last day of any fiscal quarter.

    A breach of the covenants in the Credit Agreement, including these financial covenants that are tied to ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed due and payable.  Any acceleration under our Credit Agreement would also result in a default under the indentures governing our senior notes and our convertible notes.

    In addition, in order for ANR LLC to be permitted to pay dividends or make distributions to the Parent to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes, among other things:

•
We must maintain a maximum senior secured leverage ratio, defined as the ratio of consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA, of 2.5:1.0 until January 1, 2009 and 2.0:1.0 thereafter.

•
We must satisfy a liquidity test, i.e., the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents must not be less than $100.0 million.

    At March 31, 2008, our leverage ratio and interest coverage ratio were 1.40 and 7.28, respectively, the senior secured leverage ratio was 0.68, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $343.5 million.

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

					Twelve Months
	Three Months Ended				Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2007	2007	2007	2008	2008
	(in thousands)
Net income	$4,747	$8,949	$5,689	$25,530	$44,915
Interest expense, net	9,573	9,836	9,110	9,298	37,817
Income tax expense	1,502	2,363	2,135	7,968	13,968
Depreciation, depletion and amortization	37,855	43,926	42,009	44,260	168,050
EBITDA	53,677	65,074	58,943	87,056	264,750
Unrestricted subsidiary	628	758	1,031	1,328	3,745
Change in fair value of derivative instruments, net	(391)	(1,413)	(6,674)	(16,684)	(25,162)
Other allowable adjustments	(958)	603	1,452	607	1,704
Accretion expense	1,566	1,838	1,885	1,852	7,141
Amortization of deferred gains	(265)	(214)	(184)	(213)	(876)
Stock-based compensation charges	1,072	2,341	2,592	2,911	8,916
Adjusted EBITDA	$55,329	$68,987	$59,045	$76,857	$260,218
Leverage ratio(1)					1.40
Interest coverage ratio(2)					7.28

(1)	Leverage ratio is defined in our Credit Agreement as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our Credit Agreement as Adjusted EBITDA divided by cash interest expense.

    We are in compliance with all covenants under the Gallatin loan facility.  The loan facility requires that we report the financial covenants to Nedbank within 30 days of June 30 and December 31, and with each borrowing request.  The financial covenants require that we maintain the following:

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

    At December 31, 2007, the loan life coverage ratio and the gearing ratio were 4.62 and 1.35, respectively.  Phase one of the Gallatin project was not complete, therefore, the debt service cover ratio was not required.

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

Critical Accounting Policies and Estimates

    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

    We are exposed to market price risk in the normal course of selling coal. As of March 31, 2008, approximately 4% and 45% of our planned production for 2008 and 2009, respectively, was uncommitted.

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

    As of March 31, 2008, approximately 10.8 million gallons or 54% of our remaining anticipated 2008 diesel fuel usage has been capped with the swap agreements in which we have agreed to pay a fixed price and receive a floating price per gallon of diesel fuel. The fixed prices for the notional quantity of 10.8 million gallons range from $2.39 to $2.90 per gallon for the last nine months of 2008. The fair value of these diesel fuel swap agreements is an asset of $2.7 million as of March 31, 2008.

    As of March 31, 2008, we entered into diesel fuel put options for 4.5 million gallons at a price range of $2.20 to $2.45 per gallon for the last nine months of 2008.  In the event that diesel prices decline below the strike price, we can exercise the put options and sell the 4.5 million gallons at the strike price, therefore reducing the impact of the swap agreements.   These put options provide downside protection and reduce the fixed position risk of the outstanding diesel fuel swap agreements in the event of a decline in diesel fuel prices below the strike price. The fair value of these diesel fuel put options are an asset of $0.1 million as of March 31, 2008.

    We purchase coal in the OTC market and directly from third parties to supplement and blend with our produced and processed coal in order to provide coal of the quality and quantity to meet certain of our customer's requirements. We also sell in the OTC market to hedge the price risk of uncommitted future production from our mines. Certain of these purchase and sale contracts meet the definition of a derivative instrument. The use of purchase and sales contracts which are considered derivative instruments could materially affect our results of operations as a result of the requirement to mark them to market at the end of each reporting period.

    These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at March 31, 2008 and are marked to market each period are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$40.00-50.00	630,643	4/01/08-12/31/08	$29.2
	50.00-60.00	343,967	4/01/08-12/31/08	14.4
		974,610		$43.6

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$40.00-50.00	179,432	04/01/08-12/31/08	$(8.0)
	50.00-60.00	330,000	04/01/08-12/31/09	(8.3)
	60.00-70.00	190,000	04/01/08-12/31/09	(3.5)
	70.00-80.00	120,000	01/01/09-12/31/09	(0.4)
		819,432		$(20.2)

Interest Rate Risk

    All of our borrowings under our credit facility and the Gallatin loan facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of March 31, 2008, our Credit Facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (2.67% at March 31, 2008) plus an applicable margin (1.75% at March 31, 2008).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the Credit Agreement (1.75% at March 31, 2008) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended March 31, 2008 was a liability of $22.0 million ($16.6 million net of tax). As of March 31, 2008, Gallatin had outstanding borrowings under the Gallatin loan facility of $18.5 million at an interest rate based upon the 6-month LIBOR (4.72% at March 31, 2008) plus an applicable margin of 3.5%. A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.2 million based on our variable rate borrowings as of March 31, 2008.

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

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of March 31, 2008, we have a $6.6 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

Consent Decrees

Eleven of the Company's subsidiaries entered into consent orders with the West Virginia Department of Environmental Protection, effective April 28, 2008, to resolve past violations of a number of their respective wastewater discharge permits.  The consent orders call for payment of penalties totaling, in the aggregate, approximately $0.75 million for the past violations.  The consent orders also (1) require submission of plans to show how the subsidiaries will "achieve compliance with permit limits for which compliance cannot be immediately achieved"; (2) require the development of plans to address issues related to the reporting requirements of their permits; and (3) establish stipulated penalties for certain types of future wastewater permit violations.  We do not believe that the consent orders or related matters will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Sales of additional shares of our common stock could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

    As of March 31, 2008, there were:

•	648,661 shares of common stock issuable upon the exercise of stock options with a weighted-average exercise price of $17.46;

•	12,465 restricted share units issued to directors to be converted to common stock upon separation of service;

•	119,186 shares to be issued to recipients of performance share awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2008;

•	333,492 shares to be issued to recipients of performance share awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2009; and

•	164,737 shares to be issued to recipients of performance share awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2010.

On April 7, 2008, we completed concurrent public offerings of 4,181,817 shares of common stock and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015. Any conversion of any of the convertible notes could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. The price of our common stock could also be affected by possible sales of our common stock by investors who view the convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock.

Provisions in our certificate of incorporation and bylaws and the indenture for our convertible notes may discourage a takeover attempt even if doing so might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws could impose impediments to the ability of a third party to acquire us even if a change of control would be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our Company, and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

If a “fundamental change” (as defined in the indenture for the convertible notes as issued in April 2008) occurs, holders of the convertible notes will have the right, at their option, either to convert their convertible notes or require us to repurchase all or a portion of their convertible notes. In the event of a “make-whole fundamental change” (as defined in the indenture for the convertible notes), we also may be required to increase the conversion rate applicable to any convertible notes surrendered for conversion. In addition, the indenture for the convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity is a U.S. entity that assumes our obligations under the convertible notes. Our Credit Agreement and the indenture governing our existing senior notes imposes similar restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Certain terms of our convertible notes may adversely impact our liquidity.

Our offering and sale of the convertible notes increased the amount of debt we have outstanding, which was already significant. As adjusted to give effect to that offering and the use of proceeds to repurchase $175.0 million of our senior notes, as of March 31, 2008, we would have had approximately $553.0 million of outstanding debt.

In addition, upon conversion of the convertible notes, we will be required to pay in cash the lesser of the principal amount of the converted notes and the sum of a calculated daily conversion value over an averaging period. As a result, the conversion of the convertible notes may significantly reduce our liquidity.

A proposed accounting change for cash settled convertible debt instruments like the convertible notes would likely cause our reported interest expense to increase.

In August 2007, the FASB issued an exposure draft of a proposed FASB Staff Position, or Proposed FSP, reflecting new rules that would change the accounting for certain convertible debt instruments, including the convertible notes. Under these proposed new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion will be required to account for the liability and equity components of the instrument separately. The debt component would be recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be treated as if it had been issued at a discount and would subsequently be accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The Proposed FSP was discussed at recent FASB meetings and the FASB has approved the Proposed FSP, although the final FSP has not been issued. The new rules would be effective for fiscal years beginning after December 15, 2008 and would be applied retrospectively to all periods presented.

We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2009 due to the non-cash interest expense accretion.  Prior period interest expense associated with the convertible notes would also reflect higher than previously reported interest expense due to retrospective application.

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

    Date: May 5, 2008

10-Q EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

Exhibit No		Description of Exhibit
3.1
Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005)

3.2
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007)

4.1
Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. (the “Company”) and Union Bank of California, N.A., as Trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008)

4.2
Subordinated Indenture dated as of April 7, 2008, between the Company and the Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008)

4.3
Supplemental Indenture dated as of April 7, 2008, between the Company and the Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008)

4.4		Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008)

4.5
Seventh Supplemental Indenture dated as of July 12, 2007 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, and Cobra Natural Resources, LLC (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 of the Company (File No. 333-134081) filed on April 1, 2008)

4.6
Eighth Supplemental Indenture dated as of April 14, 2008, among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 15, 2008)

10.1
Description of Compensation Payable to Independent Directors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company (File No. 1-32423) filed on November 7, 2007.)

10.2
Third Amendment and Joinder Agreement, dated as of March 28, 2008, among Alpha Natural Resources, Inc. (as successor by merger to Alpha NR Holding, Inc. (“Holdings”)), Alpha Natural Resources, LLC (“ANR LLC”), Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and the Lenders and Issuing Banks (the “Banks”) party thereto from time to time, to the Credit Agreement (the “Credit Agreement”), dated as of October 26, 2005, among Holdings, ANR LLC, the Banks and the Agent, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008)

10.3
Fourth Amendment and Consent, dated as of March 31, 2008, among the Company, ANR LLC, the Agent and the Banks party thereto from time to time, to the Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008)

12.1	*	Ratio of Earnings to Fixed Charges

12.2	*	Computation of Other Ratios

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)	*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.