Form 10-Q
period 2008-08-04
Alpha Natural Resources, Inc.
filed 2008-08-04
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2008— 70,494,861

Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Coal revenues	$631,876	$387,212	$1,077,555	$767,362
Freight and handling revenues	86,015	41,588	145,187	84,799
Other revenues	14,330	6,548	26,385	13,778
Total revenues	732,221	435,348	1,249,127	865,939
Costs and expenses:
Cost of coal sales (exclusive of items shown
separately below)	462,424	322,279	824,635	635,204
Increase in fair value of derivative instruments, net	(6,516)	(390)	(23,200)	(840)
Freight and handling costs	86,015	41,588	145,187	84,799
Cost of other revenues	13,110	4,768	23,125	10,396
Depreciation, depletion and amortization	44,910	37,855	89,170	73,644
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	20,732	13,982	36,086	27,221
Total costs and expenses	620,675	420,082	1,095,003	830,424

Income from operations	111,546	15,266	154,124	35,515
Other income (expense):
Interest expense	(17,097)	(10,030)	(27,184)	(20,023)
Interest income	2,234	457	3,023	1,094
Loss on early extinguishment of debt	(14,669)	—	(14,669)	—
Miscellaneous income (expense), net	(127)	512	2	554
Total other income (expense), net	(29,659)	(9,061)	(38,828)	(18,375)
Income before income taxes and minority interest	81,887	6,205	115,296	17,140
Income tax expense	7,662	1,502	15,630	4,131
Minority interest	(112)	(44)	(201)	(87)
Net income	$74,337	$4,747	$99,867	$13,096

Net income per basic share	$1.07	$0.07	$1.48	$0.20

Net income per diluted share	$1.04	$0.07	$1.46	$0.20

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$406,494	$54,365
Trade accounts receivable, net	257,285	183,969
Notes and other receivables	11,345	11,141
Inventories	85,418	70,780
Deferred income taxes	10,788	—
Prepaid expenses and other current assets	111,052	59,954
Total current assets	882,382	380,209
Property, plant, and equipment, net	619,237	640,258
Goodwill	20,547	20,547
Other intangibles, net	7,826	9,376
Deferred income taxes	81,522	97,130
Other assets	67,422	63,394
Total assets	$1,678,936	$1,210,914
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$289,956	$2,579
Notes Payable	6,398	18,883
Trade accounts payable	119,753	95,749
Deferred income taxes	—	9,753
Accrued expenses and other current liabilities	154,418	96,098
Total current liabilities	570,525	223,062
Long-term debt, net of current portion	249,242	425,451
Workers’ compensation benefit obligations	8,846	9,055
Postretirement medical benefit obligations	57,078	53,811
Asset retirement obligation	84,348	83,020
Deferred gains on sale of property interests	2,758	3,176
Other liabilities	38,208	30,930
Total liabilities	1,011,005	828,505

Minority Interest	1,187	1,573
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares
authorized, none issued	—	—
Common stock - par value $0.01, 100,000,000 shares
authorized, 70,482,861 and 65,769,303 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	705	658
Additional paid-in capital	411,240	227,336
Accumulated other comprehensive loss	(20,200)	(22,290)
Retained earnings	274,999	175,132
Total stockholders' equity	666,744	380,836
Total liabilities and stockholders' equity	$1,678,936	$1,210,914

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net income	$99,867	$13,096
Adjustments to reconcile net income to net
cash provided by operatingactivities:
Depreciation, depletion and amortization	89,170	73,644
Loss on early extinguishment of debt	14,669	—
Amortization of debt issuance costs	9,962	1,140
Accretion of asset retirement obligation	3,708	3,123
Share-based compensation	14,575	4,064
Amortization of deferred gains on sales
of property interests	(418)	(493)
Gain on sale of fixed assets and investments	(1,789)	(1,650)
Minority interest	(201)	(87)
Change in fair value of derivative instruments	(23,200)	(840)
Deferred income tax benefit	(6,256)	(854)
Other	50	385
Changes in operating assets and liabilities:
Trade accounts receivable	(73,316)	24,512
Notes and other receivables	(1,642)	(1,036)
Inventories	(14,638)	(6,857)
Prepaid expenses and other current
assets	21,488	8,647
Other assets	3,048	(6,831)
Trade accounts payable	28,830	(6,607)
Accrued expenses and other current
liabilities	15,553	(1,598)
Workers’ compensation benefits	(164)	1,941
Postretirement medical benefits	4,497	4,125
Asset retirement obligation	(2,650)	(3,327)
Other liabilities	(1,706)	(2,189)
Net cash provided by
operating activities	$179,437	$102,308

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) - (Continued)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Investing activities:
Capital expenditures	$(74,207)	$(71,655)
Proceeds from disposition of property, plant,
and equipment	2,775	2,559
Investment in and advances to investee	(164)	(147)
Proceeds from sale of investment in coal terminal	1,500	—
Investment in Dominion terminal facility	(2,824)	—
Purchase of acquired companies	—	(43,890)
Deferred acquisition cost	(931)	(630)
Net cash used in investing activities	(73,851)	(113,763)

Financing activities:
Repayments of note payable	(12,485)	(13,853)
Proceeds from issuance of convertible debt	287,500	—
Repayments on long-term debt	(176,028)	(1,664)
Proceeds from issuance of long-term debt	—	15,000
Proceeds from issuance of common stock, net	164,666	—
Debt issuance costs	(10,861)	—
Premium payment on early extinguishment of debt	(10,703)	—
Decrease in bank overdraft	(160)	(12,749)
Tax benefit from share-based compensation	1,790	—
Proceeds from exercise of stock options	3,128	120
Other	(304)	—
Net cash provided by (used in) financing activities	246,543	(13,146)

Net increase (decrease) in cash and cash equivalents	352,129	(24,601)
Cash and cash equivalents at beginning of period	54,365	33,256
Cash and cash equivalents at end of period	$406,494	$8,655
See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008
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

Basis of Presentation

  The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments.  Due to the subjective nature of these estimates, actual results could differ from those estimates.  Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

  Prior period coal revenues and cost of coal sales have been adjusted to exclude changes in the fair value of coal and diesel fuel derivative contracts to conform to the current year presentation.  In addition, prior period trade accounts payable and accrued expenses and other current liabilities have been reclassified to reflect current year presentation.  These reclassification adjustments had no effect on previously reported income from operations, net income, current liabilities, or total liabilities.

  (2)  New Accounting Pronouncements

  In May 2008, the Financial Accounting Standards Board (“FASB”) affirmed the consensus of FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The Company is currently finalizing its analysis of FSP APB 14-1 on its consolidated financial statements.  The Company expects to have higher interest expense retroactive to the date of the issuance of the convertible notes in April 2008 due to the non-cash interest expense accretion.

  In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of adopting SFAS 161 on its consolidated financial statements.

  In December 2007, the FASB issued  SFAS 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).   SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the fundamental requirements in SFAS 141 while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

  (3) Earnings Per Share

  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the treasury method by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period and the number of shares of common stock from the dilutive effect of the 2.375% convertible senior notes due 2015.  The convertible senior notes due 2015 become dilutive for earnings per share calculations when the average price for the quarter exceeds the conversion price of $54.66. The average price of our shares during the second quarter of 2008 was $68.45 and accordingly we added 1,059,716 and 529,858 shares to second quarter and year-to-date dilutive earnings per share calculations, respectively.  Restricted shares which have not vested at the end of the reporting period are excluded from the calculation of basic earnings per share.

  The computations of basic and diluted net income per share are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$74,337	$4,747	$99,867	$13,096

Denominator:
Weighted average shares — basic	69,455,450	64,588,324	67,273,460	64,583,769
Dilutive effect of stock equivalents	1,965,803	253,374	1,352,406	205,733
Weighted average shares — diluted	71,421,253	64,841,698	68,625,866	64,789,502

Net income per basic share:	$1.07	$0.07	$1.48	$0.20

Net income per diluted share:	$1.04	$0.07	$1.46	$0.20

  (4) Inventories

  Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Raw coal	$10,572	$8,754
Saleable coal	60,091	48,928
Equipment for resale	1,330	1,688
Materials and supplies	13,289	11,410
Lime	136	-
Total inventories	$85,418	$70,780

  (5) Income Taxes

  A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest and the actual income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Federal statutory income tax expense	$28,661	$2,172	$40,354	$5,999
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	23	201	91	385
Percentage depletion allowance	(4,527)	(1,682)	(7,897)	(3,807)
State taxes, net of federal tax impact	2,457	94	3,351	288
Change in valuation allowance	(17,953)	651	(19,420)	1,142
Domestic production activities deduction	(1,158)	6	(1,264)	(28)
Taxes not provided for minority interest	5	-	21	-
Change in state rates	-	-	247	-
Other, net	154	60	147	152

Income tax expense	$7,662	$1,502	$15,630	$4,131

  For the three month period ended June 30, 2008, the Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.  In the second quarter, the Company recognized a benefit for a portion of the valuation allowance that existed at the beginning of the year, based on recent positive evidence regarding the ability to realize its deferred tax assets in the future.

  (6) Long-Term Debt

  Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
Term loan	$233,125	$233,125
2.375% convertible senior notes due 2015	287,500	-
10% senior notes due 2012	-	175,000
Capital lease obligations	401	705
Gallatin loan facility	17,472	18,500
Other	700	700
Total long-term debt	539,198	428,030
Less current portion	289,956	2,579
Long-term debt, net of current portion	$249,242	$425,451

  On October 26, 2005, Alpha Natural Resources, LLC (“ANR LLC”), entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “Credit Agreement”). The Credit Agreement originally consisted of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit.

  In March 2008, the Company and its subsidiary, ANR LLC, entered into two amendments to the Credit Agreement.  One of these amendments increased the amount available under the revolving credit portion of the facility from $275,000 to $375,000. The other amendment, among other things, removed Alpha Natural Resources, Inc. from the application of most of the restrictive covenants and added exceptions to certain other covenants relating to payment of dividends and distributions.

  On April 7, 2008, the Company completed a public offering of $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015.  The notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2008. The Notes will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company used the net proceeds from this offering and concurrent offering of common stock, in part, to repurchase $175,000 aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp, resulting in a $14,669 loss on early extinguishment of debt.  The notes are convertible in certain circumstances and in specified periods (as described in the Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.

  Since the Company retired its $175,000 10% senior notes and the 2.375% convertible senior notes due 2015 issued by the Company are not guaranteed by the Company’s subsidiaries, separate financial information with respect to the Company and its subsidiaries are no longer required.

  On July 1, 2008, our $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and will remain convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes became convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As a result of the notes becoming convertible, in the second quarter of 2008, the Company is required to fully amortize the deferred debt issuance costs in the amount of $8,904 incurred with the issuance of the notes.  In addition, the Company reclassified from long-term to short-term the $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 that became convertible on July 1, 2008 and will remain convertible through September 30, 2008.  As of July 31, 2008, no holders have converted their notes.

  The Credit Agreement places restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. The net assets of ANR LLC are restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of common stock of the Company.

  All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of June 30, 2008, the Company has a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (2.80% at June 30, 2008) plus the applicable margin (1.75% at June 30, 2008). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended June 30, 2008.  The fair value of the swap at June 30, 2008 was $13,452 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $10,425, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

 (7) Asset Retirement Obligation

  At June 30, 2008 and December 31, 2007, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $92,743 and $91,199, respectively. The portion of the costs expected to be incurred within a year in the amounts of $8,395 and $8,179 at June 30, 2008 and December 31, 2007, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $146,554 at June 30, 2008 and $142,471 at December 31, 2007. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2007	$91,199
Accretion for the period	3,708
Expenditures for the period	(2,650)
Sites added during the period	632
Revisions in estimated cash flows	(146)
Total asset retirement obligation at June 30, 2008	$92,743

 (8) Share-Based Compensation Awards

  Share-based compensation expense measured in accordance with SFAS 123(R) totaled $11,586 ($8,918 net of tax or $0.13 per diluted share), which includes a $4,463 charge relating to stock grants to employees on May 1, 2008, and $1,393 ($1,048 net of tax or $0.02 per diluted share) for the three months ended June 30, 2008 and 2007, respectively.  Share-based compensation expense measured in accordance with SFAS 123(R) totaled $14,575 ($11,215 net of tax or $0.16 per diluted share) and $4,064 ($3,085 net of tax or $0.05 per diluted share) for the six months ended June 30, 2008 and 2007, respectively.

  As of June 30, 2008 and 2007, approximately 51% and 61%, respectively, of share-based compensation expense is reported as selling, general and administrative expenses, included in the Corporate and Eliminations category for segment reporting purposes (Note 14), and approximately 49% and 39%, respectively, is reported as a component of cost of sales, included in the Coal Operations and All Other segment for reporting purposes (Note 14).  As of June 30, 2008 and 2007, approximately $202 and $192, respectively, of share-based compensation costs was capitalized as a component of inventories. Under SFAS 123(R), the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. The excess tax benefits during the three months ended June 30, 2008 and 2007 were $1,056 and $0, respectively, and $1,790 and $0 for the six months ended June 30, 2008 and 2007, respectively.

  Stock Options

  Stock option activity for the six months ended June 30, 2008 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2007	744,692	$17.51
Exercised	(182,785)	17.11
Forfeited/Expired	(11,857)	14.84
Outstanding at June 30, 2008	550,050	17.71	6.57
Exercisable at June 30, 2008	150,213	$20.05	6.67

  The aggregate intrinsic value of options outstanding at June 30, 2008 was $47,623 and the aggregate intrinsic value of exercisable options was $12,654. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $3,525 and $70, respectively, and for the six months ended June 30, 2008 and 2007 was $5,573 and $70, respectively.  Cash received from the exercise of stock options during the three months ended June 30, 2008 and 2007 was $1,412 and $120, respectively, and $3,128 and $120 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $2,278 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.53 years. The weighted average grant date fair value of options outstanding at June 30, 2008 and 2007 was $7.35 and $7.53, respectively.

  Restricted Stock Awards

  Non-vested share award activity for the six months ended June 30, 2008 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2007	880,232	$15.93
Granted	364,612	33.87
Vested	(309,900)	27.04
Forfeited/Expired	(15,656)	19.47
Non-vested shares outstanding at June 30, 2008	919,288	$19.21

  On May 1, 2008, the Company granted 25 shares of stock to all employees, except executive officers, at a grant date value of $48.59 per share subject to a ninety day hold before the shares could be sold. The fair value of non-vested restricted share awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of June 30, 2008, there was $11,124 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 1.99 years.

  Performance Share Awards

  2008 Granted Awards

  The Company granted 165,045 performance share awards in the first six months of 2008.  Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2010, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R), Share-based Payments (as amended) (“SFAS 123(R)”). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. For executive officers of the Company to receive these performance share awards, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria set for all other employees participating in the plan.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At June 30, 2008, the Company assessed the operating income and total shareholder return targets as probable of achievement. As of June 30, 2008, there was $2,575 of unamortized compensation cost related to the performance share awards for 2008.  This unamortized compensation cost is expected to be recognized over the periods ending December 31, 2010.

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

  The Company accounts for certain forward purchase and forward sale coal contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Changes in fair value of these coal derivative contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  At June 30, 2008, the Company had unrealized gains (losses) on open purchase and open sales contracts of $69,338 and ($58,471), respectively. The unrealized gains of $69,338 in open purchases are recorded in prepaid expenses and other current assets.   The unrealized losses on open sales contracts are recorded in accrued expenses and other current liabilities and other liabilities in the amount of $44,946 and $13,525, respectively.

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

  The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in fair value of these diesel fuel derivative instrument contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  These diesel fuel swaps and put options use the NYMEX New York Harbor #2 Heating Oil futures contracts as the underlying commodity reference price. Any unrealized loss is recorded in other current liabilities and other liabilities and any unrealized gain is recorded in other current assets and other assets.

  As of June 30, 2008, approximately 9,816 gallons or 74% of the Company's budgeted 2008 remaining diesel fuel usage has been capped with the swap agreements in which the Company has agreed to pay a fixed price and receive a floating price per gallon of diesel fuel.  The fixed prices for the notional quantity of 9,816 gallons range from $2.39 to $3.93 per gallon for the last six months of 2008.  In addition, as of June 30, 2008, the Company has in place swap agreements with respect to 19,100 gallons, at fixed prices ranging from $2.74 to $3.89 per gallon, which mature in 2009 to 2011.  At June 30, 2008, the fair value of these diesel fuel swap agreements is an asset of $22,086 which is recorded in prepaid expenses and other current assets and other assets in the amount of $13,863 and $8,223, respectively.

  The Company has also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel prices decline. As of June 30, 2008, the Company had purchased put options for 5,185 gallons at strike prices ranging from $2.20 to $3.25 per gallon for the last six months of 2008, and 2,646 gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that diesel prices decline below the strike price, the Company can exercise the put options and sell the 7,831 gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of June 30, 2008, the Company had sold put options for 2,646 gallons at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.50 and $3.00. The Company did not perceive a meaningful amount of price risk below the $3.00 strike. Additionally, the put spread strategy provides the ancillary benefit of partially offsetting the upfront cash premiums required on the purchased put options.  At June 30, 2008, the fair value of all these diesel fuel put options is a net asset of $616 of which $963 is recorded in prepaid expenses and other current assets and $347 is recorded in accrued expenses and other current liabilities.

 (10) Fair Value Measurements

  The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS 157 under the provisions of  FSP FAS 157-2, which amends SFAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

  The following table sets forth by level within the fair value hierarchy the company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of June 30, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets (Liabilities):
Forward coal sales	$(58,471)	$(58,471)	$-	$(58,471)	$-
Forward coal purchases	$69,338	$69,338	$-	$69,338	$-
Diesel fuel derivatives	$22,702	$22,702	$-	$22,702	$-
Interest rate swaps	$(13,452)	$(13,452)	$-	$(13,452)	$-

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

 (11) Postretirement Benefits Other Than Pensions

  The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the “Plan”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$693	$536	$1,386	$1,496
Interest cost	873	820	1,746	1,526
Amortization of net actuarial gain	-	(47)	-	-
Amortization of prior service cost	615	599	1,230	1,167
Net periodic benefit cost	$2,181	$1,908	$4,362	$4,189

  The Company provides current and certain retired employees and their dependents postretirement medical benefits by accruing the costs of such benefits over the service lives of employees.  Premiums are paid by the Company based on years of service, with the difference contributed by the employee, if any.  Employer contributions for postretirement medical benefits paid for the three months ended June 30, 2008 and 2007 were $50 and $33, respectively, and for the six months ended June 30, 2008 and 2007 were $82 and $65, respectively. Employee contributions are insignificant and the Plan is unfunded.

  Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions made to these plans for the three months ended June 30, 2008 and 2007 were $53 and $24, respectively, and for the six months ended June 30, 2008 and 2007 were $98 and $49, respectively.

 (12) Comprehensive Income

  Total comprehensive income is as follows for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net Income	$74,337	$99,867
Change in fair value of cash flow hedge, net of tax effect of $2,408 and $830, for the three months and six months, respectively	6,140	1,308
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of $325 and $476, for the three months and six months, respectively	290	754
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of $12 and $17, for the three months and six months, respectively	11	28
Total comprehensive income	$80,778	$101,957

  The following table summarizes the components of accumulated other comprehensive loss at June 30, 2008:

Fair value of cash flow hedge, net of tax effect of $3,027	$10,425
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $2,777	9,150
SFAS 158 adjustment related to black lung obligations, net of tax effect of $197	625
Total accumulated other comprehensive loss	$20,200

 (13) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

  In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit, not including letters of credit issued under our Credit Agreement, outstanding as of June 30, 2008 was $82,195. The amount of surety bonds outstanding at June 30, 2008 related to the Company's reclamation obligations is presented in Note 7 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $651 as of June 30, 2008. The estimated fair value of these guarantees is not significant.

(b) Litigation

  The Company is a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

Nicewonder Litigation

  In December 2004, prior to the Company's Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became the Company's wholly-owned indirect subsidiary after the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

  On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling in 2008.  The Company anticipates that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of June 30, 2008, the Company had a $7,025 long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

 (14) Segment Information

  The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of June 30, 2008, consisted of 32 underground mines and 26 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses and the lime processing business being developed by the Company. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA which the Company defines as net income plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income.

  Operating segment results and capital expenditures for the three months ended June 30, 2008 and segment assets as of June 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$720,450	$25,216	$(13,445)	$732,221
Depreciation, depletion, and amortization	42,825	1,675	410	44,910
EBITDA	174,238	3,315	(35,781)	141,772
Capital expenditures	38,572	1,209	629	40,410
Total assets	1,592,726	130,959	(44,749)	1,678,936

  Operating segment results and capital expenditures for the six months ended June 30, 2008 and segment assets as of June 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,227,228	$48,303	$(26,404)	$1,249,127
Depreciation, depletion, and amortization	85,303	3,049	818	89,170
EBITDA	273,481	6,482	(51,135)	228,828
Captial expenditures	69,978	3,240	989	74,207
Total assets	1,592,726	130,959	(44,749)	1,678,936

  Operating segment results and capital expenditures for the three months ended June 30, 2007 and segment assets as of June 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$429,733	$15,210	$(9,595)	$435,348
Depreciation, depletion, and amortization	36,133	1,435	287	37,855
EBITDA	66,020	1,646	(13,989)	53,677
Capital expenditures	21,507	4,928	643	27,078
Total assets	1,250,286	108,641	(212,729)	1,146,198

  Operating segment results and capital expenditures for the six months ended June 30, 2007 and segment assets as of June 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$853,965	$30,630	$(18,656)	$865,939
Depreciation, depletion, and amortization	70,184	2,926	534	73,644
EBITDA	132,808	4,217	(27,225)	109,800
Captial expenditures	62,168	8,432	1,055	71,655
Total assets	1,250,286	108,641	(212,729)	1,146,198

  Reconciliation of total segment EBITDA to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total segment EBITDA	$141,772	$53,677	$228,828	$109,800
Interest expense	(17,097)	(10,030)	(27,184)	(20,023)
Interest income	2,234	457	3,023	1,094
Income tax expense	(7,662)	(1,502)	(15,630)	(4,131)
Depreciation, depletion and amortization	(44,910)	(37,855)	(89,170)	(73,644)
Net income	$74,337	$4,747	$99,867	$13,096

  The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $418,548 and $636,991 or approximately 58% and 52% of total coal and freight revenues for each of the three months and six months ended June 30, 2008, respectively. Export revenues totaled $153,404 and $299,869 or approximately 36% and 35% of total coal and freight revenues, respectively, for each of the three months and six months ended June 30, 2007.

 (15) Equity Offering

  On April 7, 2008, concurrent with the issuance of the $287,500 aggregate principal amount of 2.375% convertible notes due 2015 (See Note 6), the Company completed its public offering of 4,181,817 shares of common stock at a public offering price of $41.25 per share, including 545,454 shares granted to the underwriters to cover over allotments.  The net proceeds from the common stock offering were $164,666 after commissions and expenses.

 (16) Subsequent Events

  On July 15, 2008, the Company entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cleveland-Cliffs Inc. would acquire all outstanding shares of the Company in a stock and cash transaction.  Under the terms of the agreement, for each share of the Company’s common stock, Company stockholders would receive 0.95 Cleveland-Cliffs Inc.’s common shares and $22.23 in cash.

  The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The transaction is expected to close by the end of 2008.  The agreement contains customary break up fees if the transaction does not close.

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

  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	worldwide market demand for coal, electricity and steel;
•	future global economic, capital market or political conditions;
•	inherent risks of coal mining beyond our control;
•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;
•	regulatory and court decisions;
•	competition in coal markets;
•	the geological characteristics of Central and Northern Appalachian coal reserves;
•	availability of skilled employees and other employee workforce factors;
•	weather conditions or catastrophic weather-related damage;
•	our production capabilities and costs;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•
our ability to successfully integrate the operations we have acquired and/or developed with our existing operations, as well as our ability to successfully integrate operations we may acquire and/or develop in the future;

•	our plans and objectives for future operations and expansion or consolidation;
•	our relationships with, and other conditions affecting, our customers;
•	timing of changes in customer coal inventories;
•	changes in, renewal of and acquiring new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain or maintain any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interest;
•	future legislation and changes in regulations, governmental policies or taxes;
•	changes in postretirement benefit obligations;
•	our liquidity, results of operations and financial condition;
•	decline in coal prices;
•	forward sales and purchase contracts and diesel fuel swaps and put options not accounted for as a hedge that are being marked to market;

•	indemnification of certain obligations not being met;
•	continued funding of the road construction business and related costs;
•	disruption in coal supplies;
•	the ability to comply with new safety and health regulations;
•	unfavorable government intervention in, or nationalization of, foreign investments;
•	our third-party suppliers may not deliver coal we purchase;
•	issuance of additional shares of our common stock could cause the price of our common stock to decline;
•	provisions in our certificate of incorporation and bylaws and the indenture for our convertible notes may discourage a takeover attempt even if doing so might be beneficial to our stockholders;
•	restrictive covenants in our credit facility and the indenture governing our convertible notes;
•	certain terms of our convertible notes, including any conversions, may adversely impact our liquidity;
•	our reported interest expense may increase due to a proposed accounting change for cash settled convertible debt instruments like our convertible notes;
•	the risk that the businesses of Alpha and Cleveland-Cliffs, Inc. (“Cleveland-Cliffs”) may not be integrated successfully pursuant to the proposed merger;
•	the risk that the cost savings and any other synergies from the proposed merger may not be fully realized or may take longer to realize than expected;
•	the uncertainty regarding the value of the merger consideration to be received by Alpha stockholders in the proposed merger, due to fluctuations in the market price of Cleveland-Cliffs common shares;
•
the failure to obtain approval of the merger from the stockholders of Cleveland-Cliffs and Alpha; since the approval of holders of two-thirds of Cleveland-Cliffs common shares is required for the proposed transaction, the opposition of Harbinger Capital Partners and/or other significant shareholders of Cleveland-Cliffs may prevent the completion of the merger;

•
the risk that government approvals of the proposed merger may not be obtained on the proposed terms and schedule, or at all, and conditions may be imposed on the combined company in connection with consummation of the proposed merger;

•	the failure to satisfy various other conditions to the closing of the proposed merger contemplated by the merger agreement between Cleveland-Cliffs and Alpha;
•	disruption from the proposed merger causing disruptions in the business, including by making it more difficult to maintain relationships with customers, employees or suppliers; and
•
other factors, including the other factors discussed in “Overview - Coal Pricing Trends, Uncertainties and Outlook” below and the factors discussed in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2007.

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

Overview

  We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of June 30, 2008, were supported by 32 active underground mines, 26 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and six month ended June 30, 2008, sales of steam coal were 4.4 and 8.3 million tons, respectively, and accounted for approximately 56% and 57%, respectively, of our coal sales volume. For the three and six months ended June 30, 2008, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.4 and 6.3 million tons, respectively, and accounted for approximately 44% and 43%, respectively, of our sales volume.  Our sales of steam coal were made to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, South America, Africa and Asia. Approximately 52% of our coal sales and freight revenue in the first six months of 2008 was derived from sales made outside the United States, primarily in Turkey, Brazil, Egypt, Hungary, Canada, and Russia.

  We also own 94% of Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business in Verona, Kentucky. Gallatin completed the construction of the first of possibly two rotary pre-heater lime kilns in the first quarter, which produces lime for sale to steel producers for use as flux in electric arc and basic oxygen furnaces and municipalities for use in their water treatment facilities.  We also expect future sales to coal burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The minority owners were granted restricted membership interests in Gallatin, which vest based on performance criteria over a period of approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%.

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

  In March 2008, we sold our equity interest in Fox River Dock Company, Inc., a coal terminal, which we acquired with the acquisition of Coastal Coal Company, LLC on March 11, 2003, to the majority holder of Fox River for $1.5 million in cash.  We recognized a gain of $0.4 million from this transaction.

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

  On April 7, 2008, we completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.  The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses.  We used the net proceeds from the offerings in part to repurchase $175.0 million aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp.  As a result, in the second quarter of 2008, we recorded a loss relating to the early extinguishment of debt of $14.7 million, consisting of $10.7 million in tender offer consideration and $4.0 million in write-off of unamortized deferred debt issuance costs.

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

  On May 1, 2008, we granted each of our employees except our executive officers 25 shares of our stock with a 90-day holding period to reward them for their past service and role in the Company’s financial success.  As a result, in the second quarter of 2008, the Company recorded a charge of $7.2 million, which consists of $4.5 million in share-based compensation expense and $2.7 million as a cash bonus on behalf of the employees to cover the required tax withholding associated with the stock grant.

  On July 1, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and will remain convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes became convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As a result of the notes becoming convertible, in the second quarter of 2008, the Company is required to fully amortize the deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of the notes.  As of July 31, 2008, no holders have converted their notes.

  On July 15, 2008, the Company entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cleveland-Cliffs Inc. would acquire all outstanding shares of the Company in a cash and stock transaction.  Under the terms of the agreement, for each share of the Company’s common stock, Company stockholders would receive 0.95 Cleveland-Cliffs Inc.’s common shares and $22.23 in cash.

Coal Pricing Trends, Uncertainties and Outlook

  Coal supply continues to tighten around the world as demand continues to increase. While traditional coal exporting nations such as Australia, Poland, Indonesia and South Africa have been subject to supply disruptions or voluntary cutbacks, U.S. exports of both thermal and metallurgical coal have shown sustained strength.  With world steel output climbing, prices for metallurgical coal have risen quickly as has international demand.

  Rising natural gas prices and the U.S. dollar’s weakness are adding fuel to thermal coal demand both domestically and overseas, while high steel prices have mills searching the world for reliable supplies of metallurgical coal. U.S. steel mills, in particular, are striving to maintain inventories at service centers at a time of increased production to avoid record high steel prices.  In this environment, Alpha continues its strategy of gradually layering in sales commitments at favorable prices.

  As of July 23, 2008, we had committed 98% of planned thermal coal production for 2008 while leaving approximately 13% of planned production uncommitted for 2009 and 62% for 2010. We are in active discussions with a number of U.S. utilities for supply in 2009 and beyond.

  With steel prices rising at the end of 2007, and the domestic steel industry expecting a strong rebound this year after a dramatic draw down of service center inventories, demand for metallurgical coal has remained very strong. Global supplies of hard coking coals for making steel have tightened considerably due to production and logistical issues in Eastern Europe and Australia.

  As the largest exporter of metallurgical coal out of the U.S., we have experienced a surge of 778,000 tons in second-quarter exports, year-over-year, which boosted total met coal sales to 44% of the company’s total sales volumes for the quarter.  Due to the fact that pricing resets at the end of the first quarter of every year for the majority of our contracted metallurgical business, we achieved a proportionally higher level of revenues in the second quarter than in the first, and we expect to continue to achieve proportionally higher revenues in the third and fourth quarters than in the first quarter as the higher-priced export contracts continue to phase in.  As of July 23, 2008, we had approximately 0.4 million tons of planned metallurgical production remaining to be contracted for 2008.  Uncommitted and unpriced production stands at approximately 10.1 million tons, approximately78% of our planned production, for 2009 and approximately 11.4 million tons, approximately 89% of our planned production, for 2010.

  While our outlook on coal pricing remains positive, future coal prices are subject to factors beyond our control and we cannot predict whether or for how long this current coal pricing environment will continue. As of July 23, 2008, 97% of our planned 2008 production was committed and priced and 3% was uncommitted and unpriced, with approximately 0.4 million tons uncommitted. Committed steam coal prices for 2008 average $50.12 per ton and met coal prices average $110.85 per ton. Approximately 57% of our planned production in 2009 is committed.

  At June 30, 2008, we had unrealized gains (losses) on open purchase and sale contracts that meet the definition of a derivative under SFAS 133 in the amount of $69.3 million and ($58.5 million), respectively. These assets are recorded in prepaid expenses and other current assets and $45.0 million of the liabilities are recorded in accrued expenses and other current liabilities and the remaining $13.5 million of liabilities are recorded in other liabilities on our balance sheet, with periodic changes in fair value recorded to the income statement.  Since we intend to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of June 30, 2008 will reverse into the income statement in future periods. The reversal of the net unrealized gains related to these contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers.  In addition, as of June 30, 2008, we had an unrealized gain on diesel swap agreements and put options that met the definition of a derivative under SFAS 133 that are marked to market in the amount of $22.1 million and $0.6 million, respectively.  Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts, diesel swap agreements, and diesel put options that are classified as derivatives.

  We own a 24.5% interest in Excelven Pty Ltd., a coal mine development project located in Venezuela accounted for under the equity method.  The project, currently in the developmental stage, is challenged by political risk. In particular, the Venezuelan government has expressed an interest in increasing government ownership in Venezuelan natural resources. Any future deterioration in the political environment in Venezuela or the government’s denial of the Affectation of Resources permit could lead to a potential impairment adjustment.  In addition, such political and economic uncertainties could also lead to events such as civil unrest, work stoppages or the nationalization or other expropriation of private enterprises by the Venezuelan government, which could result in a loss of all or a portion of our investment in Excelven, which is approximately $4.6 million as of June 30, 2008.

  For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 of this report, and Item 1A “Risk Factors,” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

  EBITDA is defined as net income plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income. EBITDA is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

  The following unaudited table reconciles EBITDA to net income, the most directly comparable GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$74,337	$4,747	$99,867	$13,096
Interest expense	17,097	10,030	27,184	20,023
Interest income	(2,234)	(457)	(3,023)	(1,094)
Income tax expense	7,662	1,502	15,630	4,131
Depreciation, depletion and amortization	44,910	37,855	89,170	73,644
EBITDA	$141,772	$53,677	$228,828	$109,800

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

  Summary

  For the three months ended June 30, 2008, we recorded revenues of $732.2 million compared to $435.3 million for the three months ended June 30, 2007, an increase of $296.9 million. Net income increased from $4.7 million ($0.07 per diluted share) in the second quarter of 2007 to $74.3 million ($1.04 per diluted share) for the second quarter of 2008. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $141.8 million and $53.7 million in the second quarter of 2008 and 2007, respectively.

  Our results for the second quarter of 2008 include a benefit of $17.9 million ($0.25 per diluted share)  from reversing a portion of our existing valuation allowance for deferred tax assets, of which $11.2 million ($0.16 per diluted share) was recognized as a discrete item with the effect of reducing income tax expense, charges in the amount of $14.7 million ($11.3 million net of tax or $0.16 per diluted share) for a loss on early extinguishment of debt, $8.9 million ($6.9 million net of tax or $0.10 per diluted share) of interest expense from the full amortization of debt issuance costs related to the 2.375% convertible senior notes due 2015 which became convertible on July 1, 2008, $15.6 million ($12.0 million net of tax or $0.17 per diluted share) related to our employee appreciation and retention program and other incentive plans, and $6.5 million in unrealized gains related to changes in the fair value of derivative contracts ($5.0 million net of tax or $0.07 per diluted share).

  We sold 7.8 million tons of coal during the second quarter of 2008, 0.9 million more than the comparable period in 2007.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 16.8% in the second quarter of 2007 to 26.8% in the second quarter of 2008. Coal margin per ton was $21.85 in the second quarter of 2008, a 130% increase from the second quarter of 2007. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

  Revenues

	Three Months Ended			Increase
	June 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$631,876	$387,212	*	$244,664	63%
Freight and handling revenues	86,015	41,588		44,427	107%
Other revenues	14,330	6,548		7,782	119%
Total revenues	$732,221	$435,348		$296,873	68%

Tons Sold:
Steam	4,368	4,326		42	1%
Metallurgical	3,387	2,515		872	35%
Total	7,755	6,841		914	13%

Coal sales realization per ton:
Steam	$51.12	$48.01	*	$3.11	6%
Metallurgical	$120.63	$71.39		$49.24	69%
Total	$81.48	$56.60	*	$24.88	44%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

  Coal Revenues. Coal revenues increased by 63% ($244.7 million) for the quarter ended June 30, 2008 from the comparable period of 2007, driven by a 13% increase in coal sales volume and a 44% increase in sales realization from $56.60 per ton in the second quarter of 2007 to $81.48 per ton in the second quarter of 2008.  Our met coal realization per ton increased by 69% from $71.39 per ton to $120.63 per ton, and steam coal realization per ton increased by 6% from $48.01 per ton to $51.12 per ton. Met coal sales accounted for 44% of our coal sales volume in the second quarter of 2008 compared with 37% in the second quarter of 2007, due to an increase in second quarter exports of 0.8 million tons compared to the same period in 2007.  This increase in met exports was mainly attributable to the global demand for hard coking coals caused by supplier production and logistics issues in Eastern Europe and Australia.  Total tons sold for the second quarter of 2008 were 7.8 million, including 3.4 million tons of met coal and 4.4 million of steam coal. Sales volume for the second quarter of 2007 totaled 6.8 million tons of which 2.5 million tons were met coal and 4.3 million were steam coal.

  Freight and Handling Revenues. Freight and handling revenues were $86.0 million for the three months ended June 30, 2008, an increase of $44.4 million compared with the three months ended June 30, 2007.   This increase was due to 0.9 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

  Other Revenues. Other revenues increased by $7.8 million mainly due to increases in revenues from our Gallatin lime business of $3.2 million, our coal processing and terminal operations of $2.5 million, and our road construction business of $1.3 million.

  Costs and Expenses

	Three Months Ended			Increase
	June 30,			(Decrease)
	2008	2007		$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$462,424	$322,279	*	$140,145	43%
Increase in fair value of derivative instruments, net	(6,516)	(390)		(6,126)	NM
Freight and handling costs	86,015	41,588		44,427	107%
Cost of other revenues	13,110	4,768		8,342	175%
Depreciation, depletion and amortization	44,910	37,855		7,055	19%
Selling, general and administrative expenses	20,732	13,982		6,750	48%
Total costs and expenses	$620,675	$420,082		$200,593	48%

Cost of coal sales per ton:
Company mines	$55.56	$46.13	*	$9.43	20%
Contract mines (including purchased and processed)	70.69	51.29		19.40	38%
Total produced and processed	57.73	47.04	*	10.69	23%
Purchased and sold without processing	67.47	47.62	*	19.85	42%
Cost of coal sales per ton	$59.63	$47.11	*	$12.52	27%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

  Cost of Coal Sales. Our cost of coal sales increased by $140.1 million or $12.52 per ton, from $322.3 million, or $47.11 per ton, in the second quarter of 2007 to $462.4 million, or $59.63 per ton, in the second quarter of 2008. Our cost of coal sales per ton for our produced and processed coal was $57.73 per ton in the three months ended June 30, 2008 as compared to $47.04 per ton in the comparable period in 2007. This $10.69 per ton increase is attributable mainly to increases in costs for supplies and maintenance, labor and benefits, royalties and severance taxes, and price of coal purchases at our plants.  The cost of sales per ton of our purchased coal was $67.47 per ton in the second quarter of 2008 and $47.62 per ton for the corresponding period of 2007. This $19.85 per ton increase in costs is mainly due to the current market conditions which have exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally.  Approximately 68% of our purchased coal sold during the second quarter of 2008 was blended with our produced and processed coal prior to resale.

  Increase in Fair Value of Derivative Instruments, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts, diesel fuel swap and put agreements which are considered derivatives decreased cost of sales by $6.5 million in the second quarter of 2008 and $0.4 million in the second quarter of 2007, respectively.  The net unrealized gain recorded in the second quarter of 2008 consisted of unrealized gains from diesel fuel swap and put agreements and forward purchase coal contracts in the amounts of $19.1 million and $25.7 million, respectively, partially offset by unrealized losses from our forward sales coal contracts of $38.3 million. The net unrealized gains on our balance sheet at June 30, 2008 for our forward purchase and forward sale coal contracts of $10.9 million will reverse into the income statement in future periods when the we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.

  Freight and Handling Costs. Freight and handling costs increased to $86.0 million for the three months ended June 30, 2008, an increase of $44.4 million compared with the three months ended June 30, 2007.   This increase was due to 0.9 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs are offset by equivalent revenues.

  Cost of Other Revenues.  Cost of other revenues increased $8.3 million, or 175%, to $13.1 million for the quarter ended June 30, 2008 as compared to the second quarter of 2007 due to a $3.8 million increase in costs associated with our Gallatin lime operations, higher coal processing and terminal operation volumes in the amount of $2.3 million, increased costs with road construction in the amount of $1.8 million, and increased costs with Maxxim Rebuild’s outside sales activity in the amount of $0.5 million.

  Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $7.1 million, or 19%, to $44.9 million for the three months ended June 30, 2008 as compared with the same period of 2007.  The increase is mainly due to $3.6 million increase in depletion due to a change in estimated recoverable coal reserves in the third quarter of 2007 and continued higher production at one of our mines, and $1.6 million depreciation from the Mingo Logan-Ben Creek mining complex acquired on June 30, 2007, and the remainder is mainly due to an increase in depreciation relating to capital expenditures additions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.7 million to $20.7 million in the second quarter of 2008 from $14.0 million in the second quarter of 2007. This increase is mainly due to increases in share-based compensation expense of $4.2 million, incentive compensation accrual of $2.1 million, and wages and benefits of $1.0 million, partially offset by lower professional and legal fees of $0.9 million.  As a percentage of revenues, these expenses were 2.8% and 3.2% for the second quarter of 2008 and 2007, respectively.

  Interest Expense. Interest expense increased $7.1 million to $17.1 million during the second quarter of 2008 compared to the same period in 2007. The increase is due to the full amortization of deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 since the notes became convertible at the option of the holders beginning July 1, 2008, partially offset by a significant reduction in interest rates on our debt as a result of repayment of our $175.0 million 10% senior notes due 2012.

  Interest Income. Interest income increased by $1.8 million in the three months ended June 30, 2008 from the three months ended June 30, 2007, mainly due to a significant increase in our invested cash from our concurrent public offerings of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 and $172.5 million common stock and cash from operations.

  Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.

  Income Tax Expense. Income tax expense of $7.7 million was recorded for the three months ended June 30, 2008 on income before income taxes and minority interest of $81.9 million, which equates to an effective tax rate of 9.4%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with the change in the valuation allowance (see discussion below), percentage depletion, and the domestic production activities deduction, partially offset by state income taxes and share-based compensation charges which are not deductible for tax purposes. Income tax expense of $1.5 million was recorded for the three months ended June 30, 2007 on income before income taxes and minority interest of $6.2 million, which equates to an effective rate of 24.2%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, the domestic production activities deduction, and share-based compensation charges which are not deductible for tax purposes.

  We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We monitor the valuation allowance each quarter and make adjustments to the allowance as appropriate.  As a result of a history of earnings in recent years, we believe we are able to place a high degree of reliance on our projections of future income.  In addition, based on recent earnings projections, we expect to be in a position of paying regular tax, as opposed to alternative minimum tax in future years.  Based on the results of a comprehensive analysis completed in the second quarter of 2008, we have concluded that it was more likely than not that a majority of the deferred tax asset previously reserved through a valuation allowance will be realized.  As a result, we recorded a tax benefit in the second quarter 2008 of $17.9 million including $11.2 million as a discrete item.

  Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 23% for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

  Summary

  For the six months ended June 30, 2008, we recorded revenues of $1,249.1 million, compared to $865.9 million for the six months ended June 30, 2007, an increase of $383.2 million. Net income increased from $13.1 million ($0.20 per diluted share) in the six months ended June 30, 2007 to $99.9 million ($1.46 per diluted share) for the six months ended June 30, 2008. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $228.8 million and $109.8 million for the six months ended June 30, 2008 and 2007, respectively.

  Our results for the six months ended June 30, 2008 include a benefit of $19.4 million ($0.28 per diluted share)  from reversing a portion of our existing valuation allowance for deferred tax assets of which, $11.2 million ($0.16 per diluted share) was recognized as a discrete item with the effect of reducing income tax expense, charges in the amount of $14.7 million ($11.3 million net of tax or $0.17 per diluted share) for a loss on early extinguishment of debt, $8.9 million ($6.9 million net of tax or $0.10 per diluted share) of interest expense from the full amortization of debt issuance costs related to the 2.375% convertible senior notes due 2015 which became convertible on July 1, 2008, $15.6 million ($12.0 million net of tax or $0.17 per diluted share) related to our employee appreciation and retention program and other incentive plans, and $23.2 million in unrealized gains related to changes in the fair value of derivative contracts ($17.9 million net of tax or $0.26 per diluted share). The changes in fair value related to derivative contracts for the same period of 2007 were $0.8 million.

  We sold 14.6 million tons of coal during the first half of 2008, 1.1 million more than the comparable period in 2007.  Coal margin increased from 17.2% in 2007 to 23.5% in 2008. Coal margin per ton was $17.32 in the six months ended June 30, 2008, a 76% increase from the six months ended June 30, 2007.  The increase in coal margin from our second quarter of 2007 to the second quarter of 2008 is the result of an 8% higher coal sales volume, a 29% increase in our average coal sales revenue per ton, partially offset by a 20% increase in our average cost of coal sales per ton.

  Revenues

	Six Months Ended			Increase
	June 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$1,077,555	$767,362	*	$310,193	40%
Freight and handling revenues	145,187	84,799		60,388	71%
Other revenues	26,385	13,778		12,607	92%
Total revenues	$1,249,127	$865,939		$383,188	44%

Tons Sold:
Steam	8,337	8,586		(249)	-3%
Metallurgical	6,270	4,882		1,388	28%
Total	14,607	13,468		1,139	8%

Coal sales realization per ton:
Steam	$50.83	$48.42	*	$2.41	5%
Metallurgical	$104.27	$72.02		$32.25	45%
Total	$73.77	$56.98	*	$16.79	29%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

   Coal Revenues. Coal sales revenues increased by 40% ($310.2 million) for the six months ended June 30, 2008 from the comparable period of 2007, driven by an 8% increase in coal sales volume and a 29% increase in sales realization from $56.98 per ton in the first six months of 2007 to $73.77 per ton in the first six months of 2008.   Our met coal realization per ton increased by 45% from $72.02 per ton to $104.27 per ton, and steam coal realization per ton increased by 5% from $48.42 per ton to $50.83 per ton.  Met coal sales accounted for 43% of our coal sales volume in the six months ended June 30, 2008 compared to 36% in the comparable period of 2007.  This increase in met exports was mainly attributable to the global demand for hard coking coals caused by supplier production and logistics issues in Eastern Europe and Australia.  Total tons sold during the first half of 2008 were 14.6 million, including 6.3 million tons of met coal and 8.3 million tons of steam coal. Sales volumes for the first half of 2007 were 13.5 million tons, of which 4.9 million tons were met coal and 8.6 million were steam coal.

  Freight and Handling Revenues. Freight and handling revenues were $145.2 million for the six months ended June 30, 2008, an increase of $60.4 million compared with the six months ended June 30, 2007.  This increase was due to 1.3 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

  Other Revenues. Other revenues increased by $12.6 million mainly due to increases in revenues from our coal processing and terminal operations of $4.5 million, our Gallatin lime business of $3.8 million, our Maxxim Rebuild business of $2.7 million, and our road construction business of $1.0 million.

  Costs and Expenses

	Six Months Ended			Increase
	June 30,			(Decrease)
	2008	2007		$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$824,635	$635,204	*	$189,431	30%
Increase in fair value of derivative instruments, net	(23,200)	(840)		(22,360)	NM
Freight and handling costs	145,187	84,799		60,388	71%
Cost of other revenues	23,125	10,396		12,729	122%
Depreciation, depletion and amortization	89,170	73,644		15,526	21%
Selling, general and administrative expenses	36,086	27,221		8,865	33%
Total costs and expenses	$1,095,003	$830,424		$264,579	32%

Cost of coal sales per ton:
Company mines	$53.07	$45.86	*	$7.21	16%
Contract mines (including purchased and processed)	64.75	50.76		13.99	28%
Total produced and processed	54.65	46.69	*	7.96	17%
Purchased and sold without processing	64.96	50.84	*	14.12	28%
Cost of coal sales per ton	$56.45	$47.16	*	$9.29	20%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

  Cost of Coal Sales. Our cost of coal sales increased by $189.4 million, or $9.29 per ton, from $635.2 million, or $47.16 per ton in the six months ended June 30, 2007 to $824.6 million, or $56.45 per ton, in the six months ended June 30, 2008. Our cost of coal sales per ton for our produced and processed coal was $54.65 per ton in the six months ended June 30, 2008 as compared to $46.69 per ton in the comparable period in 2007. This $7.96 per ton increase is attributable mainly to increases in costs for supplies and maintenance, labor and benefits, price of coal purchases at our plants, and royalties and severance taxes.  The cost of sales per ton of our purchased coal was $64.96 per ton in the first half of 2008 and $50.84 per ton for the corresponding period of 2007. This $14.12 per ton increase in costs is mainly due to the current market conditions which have exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally.  Approximately 62% of our purchased coal sold during the first half of 2008 was blended with our produced and processed coal prior to resale.

  Increase in Fair Value of Derivative Instruments, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts, diesel fuel swap and put agreements which are considered derivatives decreased cost of sales by $23.2 million in the first half of 2008 and $0.8 million in the first half of 2007, respectively.  The net unrealized gain recorded in the first six months of 2008 consisted of unrealized gains from diesel fuel swap and put agreements and forward purchase coal contracts in the amounts of $21.5 million and $58.0 million, respectively, partially offset by unrealized losses from our forward sales coal contracts of $56.3 million. The net unrealized gains on our balance sheet at June 30, 2008 for our forward purchase and forward sale coal contracts of $10.9 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.

  Freight and Handling Costs. Freight and handling costs increased to $145.2 million for the six months ended June 30, 2008, an increase of $60.4 million compared with the six months ended June 30, 2007. This increase was due to 1.3 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

  Cost of Other Revenues. Cost of other revenues increased $12.7 million, or 122%, to $23.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to a $4.9 million increase in costs associated with our Gallatin lime operations, higher coal processing and terminal operation volumes in the amount of $3.8 million, increased costs associated with Maxxim Rebuild’s outside sales activity in the amount of $2.8 million, and increase in costs associated with our road construction in the amount of $1.4 million.

  Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $15.5 million, or 21%, to $89.2 million for the six months ended June 30, 2008 as compared with the same period of 2007. The increase is mainly due to $6.8 million increase in depletion due to a change in estimated recoverable coal reserves in the third quarter of 2007 and continued higher production at one of our mines, and $3.1 million depreciation from the Mingo Logan-Ben Creek mining complex acquired on June 30, 2007, and the remainder is mainly due to an increase in depreciation relating to capital expenditure additions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.9 million to $36.1 million in the first half of 2008 from $27.2 million in the first half of 2007. This increase is mainly due to increases in share-based compensation expense of $4.7 million, incentive compensation accrual of $1.8 million, and wages and benefits of $2.0 million, partially offset by a decrease in professional and legal fees of $0.5 million.  As a percentage of revenues, these expenses were 2.9% and 3.1% for the second half of 2008 and 2007, respectively.

  Interest Expense. Interest expense increased $7.2 million to $27.2 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase is due to the full amortization of deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 since the notes became convertible at the option of the holders beginning July 1, 2008, partially offset by a significant reduction in interest rates on our debt as a result of the repayment of our $175.0 million 10% senior notes due 2012.

  Interest Income. Interest income increased by $1.9 million in the six months ended June 30, 2008 over the six months ended June 30, 2007, mainly due to a significant increase in our invested cash from our concurrent public offerings of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 and $172.5 million common stock and cash generated from operations.

  Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.

  Income Tax Expense.  Income tax expense of $15.6 million was recorded for the six months ended June 30, 2008 on income before income taxes and minority interest of $115.3 million, which equates to an effective rate of 13.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with the change in the valuation allowance (see discussion below), percentage depletion, and the domestic production activities deduction partially offset by state income taxes and share-based compensation charges which are not deductible for tax purposes.  Income tax expense of $4.1 million was recorded for the six months ended June 30, 2007 on income before income taxes and minority interest of $17.1 million, which equates to an effective rate of 24.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.

  We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We monitor the valuation allowance each quarter and makes adjustments to the allowance as appropriate.  As a result of a history of earnings in recent years, we believe we are able to place a high degree of reliance on our projections of future income.  In addition, based upon recent earnings projections, we expect to be in a position of paying regular tax, as opposed to alternative minimum tax in future years.  Based on the results of a comprehensive analysis completed in the second quarter of 2008, we have concluded that it was more likely than not that a majority of the deferred tax asset previously reserved through a valuation allowance will be realized.  As a result, we recorded a tax benefit of $19.4 million including $11.2 million as a discrete item.

  Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 23% for the six months ended June 30, 2008.

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

  On April 7, 2008, we completed concurrent offerings of 4.2 million shares of common stock and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.  The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses.  On April 15, 2008, we used the net proceeds in part to repurchase $173.7 million of the $175.0 million aggregate principal amount of 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp, and on June 1, 2008, Alpha redeemed the remaining $1.3 million aggregate principal amount of the 10% senior notes.  In addition, we amended the credit facility to increase the amount available under the revolving line of credit from $275.0 million to $375.0 million.

  On July 1, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and will remain convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes became convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As of July 31, no holders had converted their notes.

  At June 30, 2008, we had available liquidity of $699.3 million, including cash of $406.5 million and $292.8 million available under our credit facilities. Our total indebtedness was $545.6 million at June 30, 2008, an increase of $98.7 million from the year ended December 31, 2007. The increase in the indebtedness is primarily due to the offering of $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015, as described above, offset by the repurchase of the $175.0 million 10% senior notes due 2012.

  Our cash capital spending for the six months ended June 30, 2008 was $74.2 million and we currently project capital expenditures for the full year of 2008 to be between $145 million and $155 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, replace or add equipment and possibly to construct the second lime kiln for the Gallatin lime venture.

  We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

  Cash Flows

  Net cash provided by operating activities during the six months ended June 30, 2008 was $179.4 million, an increase of $77.1 million from the $102.3 million of net cash provided by operations during the six months ended June 30, 2007. This increase is driven by an increase in net income and non-cash items in the amount of $86.8 million and $21.8 million, respectively, partially offset by additional cash required to support operating assets and liabilities in the amount of $31.5 million. Our net income increase is mainly due to higher coal sales prices and volumes and our non-cash items increase was due to higher charges for depreciation, depletion and amortization, share based compensation charges and an increase in debt amortization costs, partially offset by the change in the fair value of our derivative instruments. The cash used by operating assets and liabilities increased mainly due to an increase in accounts receivables and inventories.

  Net cash used in investing activities during the six months ended June 30, 2008 was $73.9 million, a decrease of $39.9 million from the $113.8 million of net cash used in investing activities during the six months ended June 30, 2007.  The decrease is primarily due to the purchase of Mingo Logan in 2007 for $43.9 million.  In addition, we sold our investment in a coal terminal facility in March of 2008 for $1.5 million, increased capital expenditures by $2.6 million, and in April 2008, made an additional equity investment of $2.8 million in the Dominion terminal facility.

  Net cash provided in financing activities during the six months ended June 30, 2008 was $246.5 million, an increase of $259.6 million from the $13.1 million of net cash used in financing activities during the six months ended June 30, 2007.  The increase is primarily due to the concurrent offerings of our common stock and 2.375% convertible senior notes due 2015 with net proceeds of $443.3 million after commissions and expenses, of which a portion was used to repurchase the $175.0 million 10% senior notes due 2012.

  Credit Agreement and Long-term Debt

  As of June 30, 2008 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30,
2008
Term loan	$233,125
2.375% convertible senior notes due 2015	287,500
Capital lease obligations	401
Gallatin loan facility	17,472
Other	700
Total long-term debt (1)	539,198
Less current portion	289,956
Long-term debt, net of current portion (1)	$249,242

(1)
Includes the reclassification from long-term to short-term of the $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 that became convertible on July 1, 2008 and will remain convertible through September 30, 2008.

  Our senior secured credit facility, originally entered into in October 2005, originally consisted of a $250.0 million term loan facility and a $275.0 million revolving credit facility. The term loan will mature in October 2012, and the revolving credit facility will terminate in October 2010.

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

  The restrictions imposed on the Parent include restrictive covenants that prohibit the Parent from: (i) changing its fiscal year, (ii) acquiring capital stock in any other person other than ANR LLC or granting liens on the capital stock of ANR LLC, (iii) acquiring any division of or assets constituting a line of business of any other person or engaging in any line of business and (iv) incurring any debt, except that the Parent may incur debt as long as ANR LLC would be in pro forma compliance with the Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, which are tested based on our consolidated financial results. It also provides that any of the Parent’s debt that would have been permitted under the Credit Agreement had it been incurred by ANR LLC will reduce on a dollar-for-dollar basis the amount of debt that ANR LLC would otherwise be permitted to incur under the Credit Agreement.

  The March 31, 2008 amendment to the Credit Agreement provides a new exception to the covenant restricting dividends to permit ANR LLC to pay dividends or make distributions to the Parent (i) to make scheduled payments of interest (and fees and expenses) then due on the 2.375% convertible senior notes due 2015 issued in April 2008 or then due in respect of any “qualified” debt (which means any debt, other than the convertible notes, that could have been incurred instead by ANR LLC in compliance with the Credit Agreement); (ii) to make payments of principal or premium then due in respect of any “qualified” debt as long as such payments would be permitted under the Credit Agreement at that time if ANR LLC or a restricted subsidiary, rather than the parent, were the obligor of such “qualified” debt and were making such payments; (iii) to make payments of principal or premium on the convertible notes not to exceed $20.0 million in the aggregate for the term of the Credit Agreement that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events); and (iv) so long as immediately before and after such dividends or distributions are paid (1) ANR LLC is in pro forma compliance with the Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, and a new maximum senior secured leverage ratio test, all as described below, (2) the liquidity test described below is satisfied and (3) no event of default under the Credit Agreement has occurred and is continuing, to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events).

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

  On July 1, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and will remain convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes became convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  Upon surrendering notes for conversion in accordance with the indenture, the holder of the notes will receive cash up to the aggregate principal amount of the notes subject to conversion, and cash, our common stock, or a combination thereof, at our election, in respect of the remainder (if any) of our conversion obligation.  As of July 31, 2008, no holders have converted their notes.  Whether the notes will be convertible at any time after September 30, 2008 will depend on the occurrence of events specified in the indenture, including, such events as the price of our common stock reaching a certain threshold during the quarter ending on September 30, 2008 and in subsequent quarters.

  Analysis of Material Debt Covenants

  We were in compliance with all covenants under our Credit Agreement as of June 30, 2008.

  The financial covenants in our Credit Agreement require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Agreement, “Adjusted EBITDA”), of not more than 3.50:1.0 for the period of four fiscal quarters ended on June 30, 2008 and for each period of four fiscal quarters ending on each quarter end thereafter.

•
We must maintain a minimum interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of not less than 2.50:1.0 for the four fiscal quarters ending on the last day of any fiscal quarter.

  A breach of the covenants in the Credit Agreement, including these financial covenants that are tied to ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed due and payable.  Any acceleration under our Credit Agreement would also result in a default under the indenture governing our 2.375% convertible senior notes due 2015.

  In order for ANR LLC to be permitted to pay dividends or make distributions to the Parent to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes, we must be able to satisfy the following two financial performance tests both immediately before and immediately after giving effect to the payment of any such dividend or distribution, in addition to being in compliance with the maximum leverage and minimum interest coverage ratios described above:

•
We must have a maximum senior secured leverage ratio, defined as the ratio of consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA, of 2.5:1.0 or 2.0:1.0 starting January 1, 2009.

•
We must satisfy a liquidity test, i.e., the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents must not be less than $100.0 million.

  At June 30, 2008, our leverage ratio and interest coverage ratio were 0.33 and 8.75, respectively, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $698.7 million.  The senior secured leverage ratio was (0.47), due to our cash and cash equivalent balance exceeding our term loan amount.

  If all of our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 were converted at the option of the holders on July 1, 2008, we had adequate liquidity to satisfy the obligations under the notes and remain in compliance with any required covenants.

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

					Twelve
					Months
	Three Months Ended				Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	June 30, 2008
	(in thousands)
Net income	$8,949	$5,689	$25,530	$74,337	$114,505
Interest expense	10,101	10,091	10,087	17,097	47,376
Interest income	(265)	(981)	(789)	(2,234)	(4,269)
Income tax expense	2,363	2,135	7,968	7,662	20,128
Depreciation, depletion and amortization	43,926	42,009	44,260	44,910	175,105
EBITDA	65,074	58,943	87,056	141,772	352,845
Unrestricted subsidiary	758	1,031	1,328	1,131	4,248
Change in fair value of derivative instruments, net	(1,413)	(6,674)	(16,684)	(6,516)	(31,287)
Other allowance adjustments	603	1,452	607	131	2,793
Accretion expense	1,838	1,885	1,852	1,855	7,430
Amortization of deferred gains	(214)	(184)	(213)	(205)	(816)
Loss on early extinguishment of debt	-	-	-	14,669	14,669
Stock-based compensation charges	2,341	2,592	2,911	11,456	19,300
Adjusted EBITDA	$68,987	$59,045	$76,857	$164,293	$369,182

Leverage ratio (1)					0.33

Interest coverage ratio (2)					8.75

(1)	Leverage ratio is defined in our Credit Agreement as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our Credit Agreement as Adjusted EBITDA divided by cash interest expense.

  We are in compliance with all covenants under the Gallatin loan facility.  The loan facility requires that we report the financial covenants to Nedbank Limited within 30 days of June 30 and December 31, and with each borrowing request.  The financial covenants require that we maintain the following:

•	Loan life coverage ratio greater than or equal to 1.30, defined as the ratio of the present value of future cash flow to aggregate principal amount of all outstanding loans;

•	Gearing ratio less than 1.85, defined as the ratio of outstanding net interest-bearing indebtedness to total borrower equity; and

•	Debt service cover ratio greater than 1.20, defined as the ratio of actual cash flow available for debt service to funded debt service.

  At June 30, 2008, the loan life coverage ratio and the gearing ratio were 2.59 and 1.36, respectively.  Phase one of the Gallatin project is complete but performance certification is pending.  Therefore, the debt service cover ratio was not required.

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

  On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cleveland-Cliffs Inc. would acquire all outstanding shares in stock and cash.  Under the terms of the agreement, for each share of our common stock, our stockholders would receive 0.95 Cleveland-Cliffs Inc.’s common shares and $22.23 in cash.

  The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The transaction is expected to close by the end of 2008.  The agreement contains customary break up fees if the transaction does not close.

  Critical Accounting Policies and Estimates

  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

  Commodity Price Risk

  We are exposed to market price risk in the normal course of selling coal. As of July 23, 2008, approximately 97% and 57% of our estimated 2008 and 2009 planned production, respectively, is committed.  If prices of coal continue to increase we may not be able to maximize our sales realization per ton, for the previously committed production.

  We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales.  These diesel fuel swaps and put options use the NYMEX New York Harbor #2 Heating Oil futures contract as the underlying commodity reference price.

  As of June 30, 2008, approximately 9.8 million gallons or 74% of our remaining budgeted 2008 diesel fuel usage has been capped with the swap agreements in which we have agreed to pay a fixed price and receive a floating price per gallon of diesel fuel.  The fixed prices for the notional quantity of 9.8 million gallons range from $2.39 to $3.93 per gallon for the last six months of 2008.  In addition, as of June 30, 2008, the Company has in place swap agreements with respect to 19.1 million gallons, at fixed prices ranging from $2.74 to $3.89 per gallon, which mature in 2009 to 2011.  The fair value of these diesel fuel swap agreements is an asset of $22.1 million as of June 30, 2008.

  We also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel prices decline. As of June 30, 2008, we had purchased put options for 5.2 million gallons at strike prices ranging from $2.20 to $3.25 per gallon for the last six months of 2008, and 2.6 million gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that diesel prices decline below the strike price, we can exercise the put options and sell the 7.8 million gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of June 30, 2008, we had sold put options for 2.6 million gallons at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.50 and $3.00. We did not perceive a meaningful amount of price risk below the $3.00 strike. Additionally, the put spread strategy provides the ancillary benefit of partially offsetting the upfront cash premiums required on the purchased put options.  The fair value of these diesel fuel put options are a net asset of $0.6 million as of June 30, 2008.

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

  These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at June 30, 2008 and are marked to market each period are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$45.00 - 50.00	430,000	07/01/08-12/31/08	$48.4
	50.00 - 60.00	195,000	07/01/08-12/31/08	20.9
		625,000		$69.3

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$40.00 - 50.00	120,000	07/01/08-12/31/08	$(13.2)
	50.00 - 60.00	130,000	07/01/08-12/31/08	(12.6)
	60.00 - 70.00	60,000	07/01/08-12/31/08	(5.3)
	50.00 - 60.00	120,000	01/01/09-12/31/09	(9.9)
	60.00 - 70.00	120,000	01/01/09-12/31/09	(9.6)
	70.00 - 80.00	120,000	01/01/09-12/31/09	(7.8)
		670,000		$(58.4)

  Interest Rate Risk

  All of our borrowings under our credit facility and the Gallatin loan facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of June 30, 2008, our Credit Facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (2.80% at June 30, 2008) plus an applicable margin (1.75% at June 30, 2008).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the Credit Agreement (1.75% at June 30, 2008) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended June 30, 2008 was a liability of $13.5 million ($10.4 million net of tax).  As of June 30, 2008, Gallatin had outstanding borrowings under the Gallatin loan facility of $17.5 million at an interest rate based upon the 6-month LIBOR (3.13% at June 30, 2008) plus an applicable margin of 3.5%. A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.2 million based on our variable rate borrowings as of June 30, 2008.

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

  On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling in 2008.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of June 30, 2008, we have a $7.0 million long-term receivable for the recovery of these costs from WVDOH and a long-term liability for the obligations under the ruling.

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

  Environmental and Other Regulatory Matters

  In the Environmental and Other Regulatory Matters and the Risk Factors sections of our Annual Report Form 10K filed for the year ending December 31, 2007 we discuss the Clean Air Interstate Rule (“CAIR”) issued by the EPA in 2005.  On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit issued a decision which essentially vacates CAIR and remands it back to EPA with instructions to promulgate a rule that complies with the court’s opinion.   As a result of the decision, the NOx State Implementation Plan (SIP) Call trading program will continue in the absence of CAIR.  As such, downwind states retain the right under the Clean Air Act to petition for immediate relief from unlawful interstate pollution.

  EPA may petition for a rehearing, elect to appeal this decision, or commence the process of developing similar regulations.  Congress may attempt to pass new legislation to accomplish some or all of the objectives of the stricken CAIR rule.  Individual states formerly covered by CAIR may develop regulations which are likely to differ from state to state, and therefore may be more difficult to operate within.  All these actions may affect the price of SO2 and NOx allowances, and this in turn may increase or decrease the demand for certain coals which could result in a material adverse effect on our operations.

  The proposed merger with Cleveland-Cliffs involves risks and uncertainties, including the risk that the merger may not occur.

  Risks and uncertainties relating to the proposed merger with Cleveland-Cliffs may materially adversely affect our business, financial condition and/or operating results.  You should carefully review the registration statement on Form S-4 that will be filed with the Securities and Exchange Comission in connection with the proposed merger, including the joint proxy statement/prospectus that will be part of the registration statement, when it becomes available, because it will contain important information about the proposed merger, including regarding risks and uncertainties relating to the proposed merger.  These risks and uncertainties include, among others:

•	the businesses of Alpha and Cleveland-Cliffs may not be integrated successfully pursuant to the proposed merger;

•	the cost savings and any other synergies from the proposed merger may not be fully realized or may take longer to realize than expected;

•	the value of the merger consideration to be received by Alpha stockholders in the proposed merger is uncertain, due to fluctuations in the market price of Cleveland-Cliffs common shares;

•
the stockholders of Cleveland-Cliffs and Alpha may not approve the proposed merger; since the approval of holders of two-thirds of Cleveland-Cliffs common shares is required for the proposed transaction, the opposition of Harbinger Capital Partners and/or other significant shareholders of Cleveland-Cliffs may prevent completion of the merger;

•
government approvals of the proposed merger may not be obtained on the proposed terms and schedule, or at all, and conditions may be imposed on the combined company in connection with consummation of the proposed merger;

•	various other conditions to the closing of the proposed merger contemplated by the merger agreement between Cleveland-Cliffs and Alpha may not be satisfied; and

•
disruption from the proposed merger may cause disruptions in the businesses of Alpha and Cleveland-Cliffs, including by making it more difficult to maintain relationships with customers, employees or suppliers.

Item 4. Submission of Matters to a Vote of Security Holders

  On May 14, 2008, the Company held its Annual Meeting of Stockholders at The Martha Washington Inn located at 150 West Main Street, Abingdon, Virginia 24210.  At the meeting, the following actions were taken:

1.	To elect nine directors to hold office for a one-year term expiring at the annual meeting in 2009 and until their respective successors are elected and qualified:

Director Name	For	Withheld
Mary Ellen Bowers	54,295,801	117,471
John S. Brinzo	54,289,057	124,215
Hermann Beurger	54,282,856	130,416
Kevin S. Crutchfield	54,292,757	120,515
E. Linn Draper, Jr.	51,833,112	2,580,160
Glenn A. Eisenberg	54,288,057	125,215
John W. Fox, Jr.	53,448,208	965,064
Michael J. Quillen	53,826,643	586,629
Ted G. Wood	53,980,016	433,256

2.	To approve the amendment and restatement of the 2005 Long-Term Incentive Plan:

For:	43,813,055
Against:	5,257,638
Abstained:	22,713
Non Votes:	5,319,866

3.	To approve the 2008 Annual Incentive Bonus Plan:

For:	47,887,405
Against:	1,186,933
Abstained:	19,068
Non Votes:	5,319,866

4.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2008:

For:	54,220,328
Against:	162,302
Abstained:	30,642

Item 5. Other Information.

  On August 4, 2008, the Compensation Committee of the Board of Directors of the Company approved the payment of cash bonus awards to certain Company officers, including Messrs. Michael J. Quillen, the Company's Chief Executive Officer, in the amount of $646,433; Kevin S. Crutchfield, the Company's President, in the amount of $252,227; and Randy L. McMillion, a Company Vice President, in the amount of $130,023.

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

        Date: August 4, 2008

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

4.5
Seventh Supplemental Indenture dated as of July 12, 2007 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, and Cobra Natural Resources, LLC (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 of the Company (File No. 333-134081) filed on April 1, 2008)

4.6
Eighth Supplemental Indenture dated as of April 14, 2008, among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 15, 2008)

10.1
Third Amendment and Joinder Agreement, dated as of March 28, 2008, among Alpha Natural Resources, Inc. (as successor by merger to Alpha NR Holding, Inc. (“Holdings”)), Alpha Natural Resources, LLC (“ANR LLC”), Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and the Lenders and Issuing Banks (the “Banks”) party thereto from time to time, to the Credit Agreement (the “Credit Agreement”), dated as of October 26, 2005, among Holdings, ANR LLC, the Banks and the Agent, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008)

10.2
Fourth Amendment and Consent, dated as of March 31, 2008, among the Company, ANR LLC, the Agent and the Banks party thereto from time to time, to the Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008)

10.3
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-32423) filed on May 16, 2008)

10.4	Alpha Natural Resources, Inc. 2008 Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 1-32423) filed on May 16, 2008)

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

100.INS††	XBRL Instance Document

100.SCH††	XBRL Taxonomy Extension Schema Document

100.LAB††	XBRL Taxonomy Extension Label Linkbase Document

100.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

100.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
††	Furnished, not filed.