Form 10-Q
period 2008-11-06
Alpha Natural Resources, Inc.
filed 2008-11-06
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2008 – 70,495,814

Page
PART I

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)	2
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	33

PART II

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 6. Exhibits	34
Signature	35

EXHIBIT INDEX
EX-12.1: Computation of Ratio of Earnings to Fixed Charges
EX-12.2: Computation of Other Ratios
EX-31.A: Certification
EX-31.B: Certification
EX-32.A: Certification
EX-32.B: Certification

Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Coal revenues	$622,960	$440,866	$1,700,515	$1,208,228
Freight and handling revenues	75,709	58,384	220,896	143,183
Other revenues	16,317	10,137	38,878	23,915
Total revenues	714,986	509,387	1,960,289	1,375,326
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	467,185	365,366	1,291,820	1,000,568
Gain on sale of coal reserves	(11,446)	-	(11,446)	-
(Increase) decrease in fair value of derivative instruments, net	34,294	(1,413)	11,094	(2,252)
Freight and handling costs	75,709	58,384	220,896	143,183
Cost of other revenues	11,779	7,132	28,679	16,189
Depreciation, depletion and amortization	41,946	43,924	130,759	117,567
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	20,936	14,436	56,962	41,597
Total costs and expenses	640,403	487,829	1,728,764	1,316,852

Income from operations	74,583	21,558	231,525	58,474
Other income (expense):
Interest expense	(6,995)	(10,171)	(33,594)	(30,214)
Interest income	2,725	249	5,702	1,343
Loss on early extinguishment of debt	(33)	-	(14,702)	-
Miscellaneous income, net	481	281	483	835
Total other income (expense), net	(3,822)	(9,641)	(42,111)	(28,036)
Income from continuing operations before income taxes	70,761	11,917	189,414	30,438
Income tax expense	(5,895)	(2,484)	(22,930)	(6,875)
Income from continuing operations	64,866	9,433	166,484	23,563

Discontinued operations (Note 16)
Loss from discontinued operations	(4,916)	(673)	(8,273)	(2,053)
Minority interest on the loss from discontinued operations	289	68	490	155
Gain on sale of discontinued operations	13,635	-	13,635	-
Income tax (expense) benefit	(4,011)	121	(2,606)	380
Income (loss) from discontinued operations	4,997	(484)	3,246	(1,518)
Net income	$69,863	$8,949	$169,730	$22,045

Basic earnings per share:
Income from continuing operations	$0.93	$0.15	$2.44	$0.36
Income (loss) from discontinued operations	0.07	(0.01)	0.05	(0.02)
Net income	$1.00	$0.14	$2.49	$0.34

Diluted earnings per share:
Income from continuing operations	$0.90	$0.15	$2.38	$0.36
Income (loss) from discontinued operations	0.07	(0.01)	0.05	(0.02)
Net income	$0.97	$0.14	$2.43	$0.34

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$560,134	$54,365
Trade accounts receivable, net	231,007	183,969
Notes and other receivables	15,349	11,141
Inventories	83,822	70,780
Deferred income taxes	22,525	-
Prepaid expenses and other current assets	63,089	59,954
Total current assets	975,926	380,209
Property, plant, and equipment, net	587,631	640,258
Goodwill	20,547	20,547
Other intangibles, net	4,394	9,376
Deferred income taxes	77,100	97,130
Other assets	59,715	63,394
Total assets	$1,725,313	$1,210,914
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$284	$2,579
Note payable	-	18,883
Trade accounts payable	129,399	95,749
Deferred income taxes	-	9,753
Accrued expenses and other current liabilities	147,637	96,098
Total current liabilities	277,320	223,062

Long-term debt, net of current portion	520,625	425,451
Workers’ compensation benefit obligations	9,416	9,055
Postretirement medical benefit obligations	58,663	53,811
Asset retirement obligation	85,353	83,020
Deferred gains on sale of property interests	2,581	3,176
Other liabilities	32,621	30,930
Total liabilities	986,579	828,505

Minority Interest	-	1,573
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares
authorized, none issued	-	-
Common stock - par value $0.01, 100,000,000 shares
authorized, 70,495,814 and 65,769,303 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	705	658
Additional paid-in capital	413,477	227,336
Accumulated other comprehensive loss	(20,310)	(22,290)
Retained earnings	344,862	175,132
Total stockholders' equity	738,734	380,836
Total liabilities and stockholders' equity	$1,725,313	$1,210,914

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net income	$169,730	$22,045
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, depletion and amortization	131,366	117,570
Loss on early extinguishment of debt	14,702	-
Amortization of debt issuance costs	11,464	1,725
Accretion of asset retirement obligation	5,553	4,960
Share-based compensation	15,873	6,747
Amortization of deferred gains on sales
of property interests	(595)	(707)
Gain on sale of discontinued operations	(13,635)	-
Gain on sale of fixed assets and investments	(2,171)	(2,200)
Gain on sale of coal reserves	(11,446)	-
Minority interest	(490)	(155)
Change in fair value of derivative instruments	11,094	(2,252)
Deferred income tax benefit	(13,501)	(2,211)
Other	21	1,462
Changes in operating assets and liabilities:
Trade accounts receivable	(47,659)	(23,562)
Notes and other receivables	(6,242)	(1,429)
Inventories	(13,265)	9,605
Prepaid expenses and other current
assets	22,353	18,376
Other assets	1,332	(15,787)
Trade accounts payable	39,998	16,974
Accrued expenses and other current
liabilities	19,535	4,641
Workers’ compensation benefits	428	2,262
Postretirement medical benefits	6,627	6,274
Asset retirement obligation	(3,891)	(4,915)
Other liabilities	(1,378)	3,829
Net cash provided by
operating activities	$335,803	$163,252

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Investing activities:
Capital expenditures	$(113,632)	$(101,491)
Proceeds from disposition of property, plant,
and equipment	16,241	3,734
Investment in and advances to investee	(164)	(403)
Proceeds from sale of investment in coal terminal	1,500	-
Proceeds from sale of discontinued operations	45,000	-
Investment in Dominion Terminal Facility	(2,824)	-
Purchase of acquired companies	-	(43,908)
Deferred acquisition cost	(259)	(612)
Net cash used in investing activities	$(54,138)	$(142,680)

Financing activities:
Repayments of note payable	(18,883)	(20,941)
Proceeds from issuance of convertible debt	287,500	-
Repayments on long-term debt	(193,921)	(15,382)
Proceeds from issuance of long-term debt	-	21,400
Proceeds from issuance of common stock, net	164,666	-
Debt issuance costs	(10,861)	-
Premium payment on early extinguishment of debt	(10,736)	-
Decrease in bank overdraft	(160)	(23,232)
Tax benefit from share-based compensation	3,143	-
Proceeds from exercise of stock options	3,356	594
Net cash provided by (used in)
financing activities	$224,104	$(37,561)
Net increase (decrease) in cash
and cash equivalents	$505,769	$(16,989)
Cash and cash equivalents at beginning of period	$54,365	$33,256
Cash and cash equivalents at end of period	$560,134	$16,267

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments.  Due to the subjective nature of these estimates, actual results could differ from those estimates.  Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K, and Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, filed with the Securities and Exchange Commission.

Reclassifications

Prior period coal revenues and cost of coal sales have been adjusted to exclude changes in the fair value of coal and diesel fuel derivative contracts to conform to the current year presentation.  In addition, prior period trade accounts payable and accrued expenses and other current liabilities have been reclassified to reflect the current year presentation.  These reclassification adjustments had no effect on previously reported income from operations, net income, current liabilities, or total liabilities.

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.   The results of operations for the current and prior periods have been reported as discontinued operations (See Footnote 16).

(2)  New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Boards ("FASB") affirmed the consensus of FASB Staff Position ("FSP") Accounting Principle Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a ‘‘net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The Company is currently assessing the impact of adopting FSP APB 14-1 on its consolidated financial statements.

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

(3) Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the treasury method by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period and the number of shares of common stock from the dilutive effect of the 2.375% convertible senior notes due 2015.  The convertible senior notes due 2015 become dilutive for earnings per share calculations when the average price for the quarter exceeds the conversion price of $54.66. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money and amounted to 1,878,735 and 979,484 shares for the third quarter and year to date dilutive earnings per share calculations, respectively.  Restricted shares which have not vested at the end of the reporting period are excluded from the calculation of basic earnings per share.

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$64,866	$9,433	$166,484	$23,563
Income (loss) from discontinued operations	4,997	(484)	3,246	(1,518)
Net income	$69,863	$8,949	$169,730	$22,045

Denominator:
Weighted average shares — basic	69,578,244	64,602,414	68,071,618	64,590,052
Dilutive effect of stock equivalents	2,655,325	393,111	1,792,108	286,975
Weighted average shares — diluted	72,233,569	64,995,525	69,863,726	64,877,027

Basic earnings per share:
Income from continuing operations	$0.93	$0.15	$2.44	$0.36
Income (loss) from discontinued operations	0.07	(0.01)	0.05	(0.02)
Net income per basic share	$1.00	$0.14	$2.49	$0.34

Diluted earnings per share:
Income from continuing operations	$0.90	$0.15	$2.38	$0.36
Income (loss) from discontinued operations	0.07	(0.01)	0.05	(0.02)
Net income per diluted share	$0.97	$0.14	$2.43	$0.34

(4) Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Raw coal	$8,276	$8,754
Saleable coal	60,369	48,928
Equipment for resale	1,388	1,688
Materials and supplies	13,789	11,410
Total inventories	$83,822	$70,780

(5) Income Taxes

The income tax provision from continuing operations and discontinued operations for the three and nine months ended September 30, 2008 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Continuing operations	$5,895	$22,930
Discontinued operations	4,011	2,606
	$9,906	$25,536

A reconciliation of the statutory federal income tax expense at 35% to actual income tax expense on income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Federal statutory income tax expense	$24,767	$4,148	$66,295	$10,600
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	-	-	-	194
Percentage depletion allowance	(7,020)	(4,476)	(14,917)	(8,283)
State taxes, net of federal tax impact	1,819	(22)	5,305	292
Change in valuation allowance	(13,047)	2,623	(32,467)	3,765
Domestic production activities deduction	(700)	24	(1,964)	(4)
Change in state rates	-	-	247	-
Other, net	76	187	431	311

Income tax expense	$5,895	$2,484	$22,930	$6,875

At September 30, 2008, the Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax ("AMT") system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.  In the second quarter, due to revised projections of taxable income, the Company changed its judgment with respect to the realizability of deferred tax assets.  The Company concluded that it was no longer a perpetual AMT taxpayer, and that the valuation allowance related to its perpetual AMT position should be released.  In accordance with FAS 109, the amount of valuation allowance related to its AMT position that existed at the beginning of the year, and that will be realized in future years, was recognized as a discrete item in the second quarter.  The amount of valuation allowance related to deferred tax assets that would be realized through current year operations was recognized through the calculation of the annual effective tax rate.  In the third quarter, the Company revised its estimate of the amount of the valuation allowance that would be realized in future years, and therefore recognized an additional tax benefit as a discrete item in the third quarter.

(6) Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
Term loan	$233,125	$233,125
2.375% convertible senior notes due 2015	287,500	-
10% senior notes due 2012	-	175,000
Capital lease obligations	284	705
Gallatin loan facility	-	18,500
Other	-	700
Total long-term debt	520,909	428,030
Less current portion	284	2,579
Long-term debt, net of current portion	$520,625	$425,451

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

On April 7, 2008, the Company completed a public offering of $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015.  The notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2008. The Notes will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company used the net proceeds from this offering and concurrent offering of common stock, in part, to repurchase $175,000 aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp, resulting in a $14,702 loss on early extinguishment of debt.  The notes are convertible in certain circumstances and in specified periods (as described in the Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.

Since the Company retired its $175,000 10% senior notes and the 2.375% convertible senior notes due 2015 issued by the Company are not guaranteed by the Company’s subsidiaries, separate financial information with respect to the Company and its subsidiaries is no longer required.

On July 1, 2008, the $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and remained convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes were convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As a result of the notes becoming convertible in the second quarter of 2008, the Company was required to fully amortize the deferred debt issuance costs in the amount of $8,904 incurred with the issuance of the notes.  In addition at June 30, 2008, the Company reclassified from long-term to short-term the $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 that became convertible.  As of September 30, 2008, no holders had converted their notes.  On October 1, 2008, the Notes were no longer convertible since the Company’s common stock did not exceed the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending September 30, 2008.  As a result, at September 30, 2008, the Company classified the $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 as long term.

On October 17, 2008, the Company’s $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders.  The notes became convertible because the Company’s previously announced merger between the Company and Cliffs Natural Resources Inc. (“Cliffs”) (formerly Cleveland-Cliffs Inc.) may be consummated as early as 30 business days (i.e., potentially as early as December 2, 2008) if the merger were to be approved at the respective special meetings of the shareholders of the two companies (which are now scheduled to take place on November 21, 2008) and all other conditions to the closing of the merger were to be satisfied or waived.

The Credit Agreement places restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. The net assets of ANR LLC are restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of common stock of the Company.

All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of September 30, 2008, the Company has a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (3.81% at September 30, 2008) plus the applicable margin (1.75% at September 30, 2008). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended September 30, 2008.  The fair value of the swap at September 30, 2008 was $14,199 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $10,883, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

(7) Asset Retirement Obligation

At September 30, 2008 and December 31, 2007, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $93,667 and $91,199, respectively. The portion of the costs expected to be incurred within a year in the amounts of $8,314 and $8,179 at September 30, 2008 and December 31, 2007, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $149,174 at September 30, 2008 and $142,471 at December 31, 2007. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2007	$91,199
Accretion for the period	5,553
Expenditures for the period	(3,891)
Sites added during the period	1,577
Sites disposed during the period	(618)
Revisions in estimated cash flows	(153)
Total asset retirement obligation at September 30, 2008	$93,667

(8) Share-Based Compensation Awards

Share-based compensation expense measured in accordance with SFAS 123(R), Accounting for Stock-Based Compensation, ("SFAS 123(R)"), totaled $1,298 and $2,683 for the three months ended September 30, 2008 and 2007, respectively.  Share-based compensation expense measured in accordance with SFAS 123(R) totaled $15,873 and $6,747 for the nine months ended September 30, 2008 and 2007, respectively.  Share-based compensation expense for the nine months ended September 30, 2008 includes a $4,463 charge relating to stock grants to employees on May 1, 2008.

As of September 30, 2008 and 2007, approximately 48% and 60%, respectively, of share-based compensation expense is reported as selling, general and administrative expenses, included in the Corporate and Eliminations category for segment reporting purposes (Note 14), and approximately 52% and 40%, respectively, is reported as a component of cost of sales, included in the Coal Operations and All Other segment for segment reporting purposes (Note 14).  As of September 30, 2008 and 2007, approximately ($46) and $127, respectively, of share-based compensation costs was capitalized as a component of inventories. Under SFAS 123(R), the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. The excess tax benefits during the three months ended September 30, 2008 and 2007 were $1,353 and $0, respectively, and $3,143 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Stock Options

Stock option activity for the nine months ended September 30, 2008 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2007	744,692	$17.51
Exercised	(194,785)	17.23
Forfeited/Expired	(11,857)	14.84
Outstanding at September 30, 2008	538,050	17.68	6.34
Exercisable at September 30, 2008	138,213	$20.15	6.46

The aggregate intrinsic value of options outstanding at September 30, 2008 was $18,159 and the aggregate intrinsic value of exercisable options was $4,323. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $852 and $130, respectively, and for the nine months ended September 30, 2008 and 2007 was $6,425 and $200, respectively.  Cash received from the exercise of stock options during the three months ended September 30, 2008 and 2007 was $228 and $473, respectively, and $3,356 and $594 during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $1,901 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.28 years. The weighted-average grant date fair value of options outstanding at September 30, 2008 and 2007 was $7.37 and $7.53, respectively.

Restricted Stock Awards

Non-vested share award activity for the nine months ended September 30, 2008 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2007	880,232	$15.93
Granted	406,225	34.01
Vested	(314,689)	26.88
Forfeited/Expired	(15,656)	19.47
Non-vested shares outstanding at September 30, 2008	956,112	$19.33

On May 1, 2008, the Company granted 25 shares of stock to all employees, except executive officers, at a grant date value of $48.59 per share subject to a ninety-day holding period before the shares could be sold. The fair value of non-vested restricted share awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of September 30, 2008, there was $9,370 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 1.83 years.

Performance Share Awards

2008 Granted Awards

The Company granted 165,045 performance share awards for the nine months ended September 30, 2008.  Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2010, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R), Share-based Payments (as amended) (“SFAS 123”). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. For executive officers of the Company to receive these performance share awards, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria set for all other employees participating in the plan.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At September 30, 2008, the Company assessed the operating income and total shareholder return targets as probable of achievement. As of September 30, 2008, there was $2,317 of unamortized compensation cost related to the performance share awards for 2008.  This unamortized compensation cost is expected to be recognized over the remaining periods up to December 31, 2010.

(9) Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward purchase and forward sale coal contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Changes in fair value of these coal derivative contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  At September 30, 2008, the Company had unrealized gains (losses) on open purchase and open sales contracts of $34,015 and ($29,071), respectively. The unrealized gains of $34,015 in open purchases are recorded in prepaid expenses and other current assets.   The unrealized losses on open sales contracts are recorded in accrued expenses and other current liabilities and other liabilities in the amount of $25,800 and $3,271, respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate and long-term debt obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense in the same period in which the related floating rate debt obligation affects earnings.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in fair value of these diesel fuel derivative instrument contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  These diesel fuel swaps and put options use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contracts as the underlying commodity reference price. Any unrealized loss is recorded in other current liabilities and other liabilities and any unrealized gain is recorded in other current assets and other assets.

As of September 30, 2008, approximately 4,908 gallons or 75% of the Company's budgeted 2008 remaining diesel fuel usage has been capped with the swap agreements in which the Company has agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil.  The fixed prices for the notional quantity of 4,908 gallons range from $2.39 to $3.93 per gallon for the last three months of 2008.  In addition, as of September 30, 2008, the Company has in place swap agreements with respect to 22,700 gallons, at fixed prices ranging from $2.74 to $4.10 per gallon, which mature in 2009 to 2011.  At September 30, 2008, the fair value of these diesel fuel swap agreements is a net liability of $7,108, which is recorded in prepaid expenses and other current assets in the amount of $1,226, other assets in the amount of $574, accrued expenses and other current liabilities in the amount of $4947, and in other liabilities in the amount of $3,961.

The Company has also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel prices decline. As of September 30, 2008, the Company had purchased put options for 2,813 gallons at strike prices ranging from $2.25 to $3.25 per gallon for the last three months of 2008, and 2,646 gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that No. 2 heating oil prices decline below the strike price, the Company can exercise the put options and sell the 5,459 gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of September 30, 2008, the Company had sold put options for 2,646 gallons for the first six months of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50. In the event that No.2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  At September 30, 2008, the fair value of all diesel fuel put options is a net asset of $1,440 of which $2,515 is recorded in prepaid expenses and other current assets and $1,075 is recorded in accrued expenses and other current liabilities.

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

The following table sets forth by level within the fair value hierarchy the company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of September 30, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets (Liabilities):
Forward coal sales	$(29,071)	$(29,071)	$-	$(29,071)	$-
Forward coal purchases	$34,015	$34,015	$-	$34,015	$-
Diesel fuel derivatives	$(5,668)	$(5,668)	$-	$(5,668)	$-
Interest rate swaps	$(14,199)	$(14,199)	$-	$(14,199)	$-

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

(11) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the “Plan”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$696	$835	$2,082	$2,331
Interest cost	819	763	2,565	2,289
Amortization of prior service cost	545	583	1,775	1,750
Net periodic benefit cost	$2,060	$2,181	$6,422	$6,370

The Company provides current and certain retired employees and their dependents postretirement medical benefits by accruing the costs of such benefits over the service lives of employees.  Premiums are paid by the Company based on years of service, with the difference contributed by the employee, if any.  Employer contributions for postretirement medical benefits paid for the three months ended September 30, 2008 and 2007 were $95 and $30, respectively, and for the nine months ended September 30, 2008 and 2007 were $177 and $95, respectively. Employee contributions are insignificant and the Plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions made to these plans for the three months ended September 30, 2008 and 2007 were $551 and $345, respectively, and for the nine months ended September 30, 2008 and 2007 were $1,714 and $1,080, respectively.

(12) Comprehensive Income

 Total comprehensive income is as follows for the three months and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net Income	$69,863	$169,730
Change in fair value of cash flow hedge, net of tax effect of ($289) and $540, for the three months and nine months, respectively	(457)	851
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of $211 and $687, for the three months and nine months, respectively	334	1,088
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of $9 and $26, for the three months and nine months, respectively	13	41
Total comprehensive income	$69,753	$171,710

The following table summarizes the components of accumulated other comprehensive loss at September 30, 2008:

Fair value of cash flow hedge, net of tax effect of $3,316	$10,883
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $2,566	8,816
SFAS 158 adjustment related to black lung obligations, net of tax effect of $188	611
Total accumulated other comprehensive loss	$20,310

(13) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

 In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit, excluding letters of credit issued under our Credit Agreement, outstanding as of September 30, 2008 was $85,175. The amount of surety bonds outstanding at September 30, 2008 related to the Company's reclamation obligations is presented in Note 7 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $424 as of September 30, 2008. The estimated fair value of these guarantees is not significant.

(b) Discontinued Operations

On September 26, 2008, as part of the sale of the Company's interest in Gallatin to an unrelated third party, an escrow balance of $4,500 was established to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the sale date.  The Company recorded a liability of $650 as the fair value of this guarantee.

(c) Litigation

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

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling before the end of the first quarter of 2009.  The Company anticipates that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of September 30, 2008, the Company had a $7,550 long-term receivable for the recovery of these costs from WVDOH and a $7,550 long-term liability for the obligations under the ruling.

(14) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of September 30, 2008, consisted of 35 underground mines and 27 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA from continuing operations which the Company defines as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income.

Operating segment results and capital expenditures for the three months ended September 30, 2008 and segment assets as of September 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$701,304	$24,562	$(10,880)	$714,986
Depreciation, depletion, and amortization	39,669	1,874	403	41,946
EBITDA from continuing operations	121,895	16,051	(20,969)	116,977
Capital expenditures	37,950	846	629	39,425
Total assets	1,653,331	139,137	(67,155)	1,725,313

Operating segment results and capital expenditures for the nine months ended September 30, 2008 and segment assets as of September 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,928,532	$69,610	$(37,853)	$1,960,289
Depreciation, depletion, and amortization	124,972	4,567	1,220	130,759
EBITDA from continuing operations	395,376	24,732	(72,043)	348,065
Capital expenditures	107,928	1,330	1,618	110,876
Total assets	1,653,331	139,137	(67,155)	1,725,313

Operating segment results and capital expenditures for the three months ended September 30, 2007 and segment assets as of September 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$500,857	$17,581	$(9,051)	$509,387
Depreciation, depletion, and amortization	41,863	1,646	415	43,924
EBITDA from continuing operations	75,914	4,286	(14,437)	65,763
Capital expenditures	20,908	17	72	20,997
Total assets	1,305,155	120,133	(253,737)	1,171,551

Operating segment results and capital expenditures for the nine months ended September 30, 2007 and segment assets as of September 30, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,354,822	$48,785	$(28,281)	$1,375,326
Depreciation, depletion, and amortization	112,047	4,571	949	117,567
EBITDA from continuing operations	208,723	9,757	(41,604)	176,876
Capital expenditures	83,077	821	1,126	85,024
Total assets	1,305,155	120,133	(253,737)	1,171,551

Reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
EBITDA from continuing operations	$116,977	$65,763	$348,065	$176,876
Interest expense	(6,995)	(10,171)	(33,594)	(30,214)
Interest income	2,725	249	5,702	1,343
Income tax expense	(5,895)	(2,484)	(22,930)	(6,875)
Depreciation, depletion and amortization	(41,946)	(43,924)	(130,759)	(117,567)
Income from continuing operations	$64,866	$9,433	$166,484	$23,563

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $371,310 and $1,008,301 or approximately 53% and 52% of total coal and freight revenues for each of the three months and nine months ended September 30, 2008, respectively. Export revenues totaled $207,743 and $507,612 or approximately 42% and 38% of total coal and freight revenues, respectively, for each of the three months and nine months ended September 30, 2007.

(15) Cliffs Natural Resources Inc. Merger

On July 15, 2008, the Company entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all outstanding shares of the Company in a stock and cash transaction.  Under the terms of the agreement, for each share of the Company’s common stock, Company stockholders would receive 0.95 Cliffs' common shares and $22.23 in cash.

The transaction is subject to shareholder approval (voting now set for November 21, 2008) as well as the satisfaction of customary closing conditions and regulatory approvals. On August 22, 2008, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  Provided that the shareholders’ approvals are obtained and all other closing conditions are satisfied or waived, the transaction is expected to close as soon as practicable after November 21, 2008.  The agreement contains customary break up fees if the transaction does not close.

On November 3, 2008, the Company filed an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its shareholders meeting to approve the pending merger with the Company, as scheduled, at 11:00 am on November 21, 2008.  This is the time and date for the special meetings of the shareholders of both companies specified in the joint proxy statement/prospectus for the merger mailed by the companies to their shareholders on October 23, 2008.

(16) Discontinued Operations

Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin, a lime manufacturing business, to an unrelated third party for cash in the amount of $45,000.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18,227.  An escrow balance of $4,500 was established and the Company has agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.    The Company recorded a gain on the sale of $13,635 in the third quarter.  The results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of our business.

The following table reflects the activities for the discontinued operations for the three months and nine months ended September 26, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2008	2007	2008	2007

Total revenues	$3,040	$-	$6,863	$-
Costs and expenses	(6,565)	(759)	(13,206)	(2,160)
Gain on sale of discontinued operations	13,635	-	13,635	-
Income (loss) from operations	10,110	(759)	7,292	(2,160)
Other income (expense)	(1,391)	86	(1,930)	107
Income tax (expense) benefit	(4,011)	121	(2,606)	380
Minority interest in loss from operations	289	68	490	155
Income (loss) from discontinued operations	$4,997	$(484)	$3,246	$(1,518)

The assets and liabilities of the discontinued operations as of September 26, 2008 and December 31, 2007 are shown below:

	September 26,	December 31,
	2008	2007
Current assets	$1,066	$7,307
Property, plant, and equipment, net	27,102	23,914
Other assets	2,772	3,731
Total assets	$30,940	$34,952

Current liabilities	$5,431	$5,280
Noncurrent liabilities	24,429	20,668
Other liabilities	465	553
Total liabilities	$30,325	$26,501

(17) Sale of Coal Reserves

On September 30, 2008, the Company completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for $13,041 in cash.  The reserves were a portion of an estimated 73 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006.  The Company recorded a gain of $11,446 on the sale during the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report, our Quarterly Report on Form 10Q for the quarters ended March 31, 2008 and June 30, 2008, and our Annual Report on Form 10-K for the year ended December 31, 2007.  Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “the Company,” “we,” “us” and “our” or similar terms are to Alpha Natural Resources, Inc. and its consolidated subsidiaries.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	worldwide market demand for coal, electricity and steel;
•	future global economic, capital market or political conditions;
•	inherent risks of coal mining beyond our control;
•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;
•	regulatory and court decisions;
•	competition in coal markets;
•	the geological characteristics of Central and Northern Appalachian coal reserves;
•	availability of skilled employees and other employee workforce factors;
•	weather conditions or catastrophic weather-related damage;
•	our production capabilities and costs;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	our ability to successfully integrate the operations we have acquired and/or developed with our existing operations, as well as, we may acquire and/or develop in the future;
•	our plans and objectives for future operations and expansion or consolidation;
•	our relationships with, and other conditions affecting, our customers;
•	timing of changes in customer coal inventories;
•	changes in, renewal of and acquiring new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain or maintain any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interest;
•	future legislation and changes in regulations, governmental policies or taxes;
•	changes in postretirement benefit obligations;
•	our liquidity, results of operations and financial condition;
•	decline in coal prices;
•	forward sales and purchase contracts and diesel fuel swaps and put options not accounted for as a hedge that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business and related costs;
•	disruption in coal supplies;
•	the ability to comply with new safety and health regulations;
•	disruptions in the credit markets have created uncertainty, which could adversely affect our business;
•	unfavorable government intervention in, or nationalization of, foreign investments;
•	our third-party suppliers may not deliver coal we purchase;
•	issuance of additional shares of our common stock could cause the price of our common stock to decline;
•	provisions in our certificate of incorporation and bylaws and the indenture for our convertible notes may discourage a takeover attempt even if doing so might be beneficial to our stockholders;
•	restrictive covenants in our credit facility and the indenture governing our convertible notes;
•	certain terms of our convertible notes, including any conversions, may adversely impact our liquidity;
•	our reported interest expense may increase due to a proposed accounting change for cash settled convertible debt instruments like our convertible notes;
•	the risk that our businesses and Cliffs Natural Resources Inc. (“Cliffs”)(formerly Cleveland-Cliffs Inc) may not be integrated successfully pursuant to the proposed merger;
•	the risk that the cost savings and any other synergies from the proposed merger may not be fully realized or may take longer to realize than expected;
•	the uncertainty regarding the value of the merger consideration to be received by Alpha stockholders in the proposed merger, due to fluctuations in the market price of Cliffs common shares;
•
the failure to obtain approval of the merger from the stockholders of Cliffs. and us; since the approval of holders of two-thirds of Cliffs common shares is required for the proposed transaction, the opposition of Harbinger Capital Partners and/or other significant shareholders of Cliffs may prevent the completion of the merger;

•	the failure to satisfy various other conditions to the closing of the proposed merger contemplated by the merger agreement between Cliffs and us;
•	disruption from the proposed merger causing disruptions in the business, including by making it more difficult to maintain relationships with customers, employees or suppliers; and
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

Overview

We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of September 30, 2008, were supported by 35 active underground mines, 27 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and nine months ended September 30, 2008, sales of steam coal were 4.2 and 12.5 million tons, respectively, and accounted for approximately 57% of our coal sales volume in both periods. For the three and nine months ended September 30, 2008, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.1 and 9.4 million tons, respectively, and accounted for approximately 43% of our sales volume in both periods.  Our sales of steam coal were made to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, South America, Africa and Asia. Approximately 52% of our coal sales and freight revenue for the nine months ended September 30, 2008 was derived from sales made outside the United States, primarily in Brazil, Turkey, Egypt, Canada, Russia, and Belgium.

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

On April 30, 2008, our subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in Dominion Terminal Associates (“DTA”) from 32.5% to 40.6% by making an additional investment of $2.8 million.  DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1982, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations.  This transaction maintains our largest ownership stake in the facility, effectively increasing our coal export and terminaling capacity from approximately 6.5 million tons to approximately 8.0 million tons annually.

On May 1, 2008, we granted each of our employees except our executive officers 25 shares of our stock with a 90-day holding period to reward them for their past service and role in our financial success.  As a result, in the second quarter of 2008, we recorded a charge of $7.2 million, which consists of $4.5 million in share-based compensation expense and $2.7 million as a cash bonus on behalf of the employees to cover the required tax withholding associated with the stock grant.

On July 1, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and remained convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes were convertible because our common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As a result of the notes becoming convertible, in the second quarter of 2008, we fully amortized the deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of the notes.  As of September 30, 2008, no holders had converted their notes.  On October 1, 2008, our notes were no longer convertible since our common stock did not exceed the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending September 30, 2008.  As a result, at September 30, 2008, we classified the $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 as long term.

On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of our outstanding shares of in cash and stock transaction.  Under the terms of the agreement, for each share of our common stock, stockholders would receive 0.95 Cliffs' common shares and $22.23 in cash.  The proposed merger requires approvals of both companies’ shareholders, whose special meetings are scheduled to take place on November 21, 2008.  Provided the shareholders’ approvals are obtained and the other conditions to closing are satisfied or waived, the transaction is expected to close as soon as practicable after the shareholder meetings.

On September 26, 2008, we completed the sale of our interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party for cash in the amount of $45.0 million.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million.  An escrow balance of $4.5 million was established and we have agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  We recorded a gain on the sale of $13.6 million in the third quarter.  The results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of our business.

On September 30, 2008, we completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for approximately $13.0 million in cash.  The reserves were a portion of an estimated 73 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006.  The reserve block being divested was isolated from our coal processing and transportation infrastructure and thus was not considered strategic.  We recognized a gain of $11.4 million from this transaction.

On October 17, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders.  The notes became convertible because the previously announced merger between us and Cliffs may be consummated as early as 30 business days (i.e., potentially as early as December 2, 2008) if the merger were to be approved at the respective special meetings of the shareholders of the two companies (which are now scheduled to take place on November 21, 2008) and all other conditions to the closing of the merger were to be satisfied or waived.

On November 3, 2008, we filed an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its shareholders meeting to approve the pending merger with us, as scheduled, at 11:00 am on November 21, 2008.  This is the time and date for the special meetings of the shareholders of both companies specified in the joint proxy statement/prospectus for the merger mailed by the companies to their shareholders on October 23, 2008.

Coal Pricing Trends, Uncertainties and Outlook

We remain on track to meet or exceed our target of 12.0 million tons of metallurgical coal sales this year, which would be a new high for us.  We have committed and priced all our planned metallurgical and thermal coal production for 2008.

Recently, we reached terms with a number of our traditional U.S. customers for metallurgical coal supply in 2009. Altogether, between July 23 and October 13 this year, we reached agreements to sell an additional 2.5 million tons of metallurgical coal, bringing our total 2009 met coal commitments to 5.4 million tons, or 43% of planned production. As of October 13, our average weighted price per ton on committed metallurgical production next year is approximately $194.00, compared with an average realization of $112.90 per ton through the first nine months of this year.

We have approximately 7.0 million tons of planned metallurgical coal production uncommitted and unpriced for calendar year 2009, as of October 13, and in excess of 11.0 million tons for 2010. Those amounts do not include any third-party purchases that are blended and/or resold.

Of our planned thermal coal production in 2009, approximately 6% was uncommitted and unpriced as of October 13, or less than one million tons. Average expected pricing for committed and priced tons was approximately $70.00 per ton, up from $51.31 for the first nine months of this year. Approximately 62% of planned thermal production in 2010—or approximately 9.0 million tons—was uncommitted and unpriced as of October 13.

Continued volatility in the global financial markets has injected a high degree of uncertainty in the coal markets at this time. While we have committed and priced the vast majority of its planned thermal coal production next year and a substantial portion of U.S. metallurgical coal, visibility into the international metallurgical coal markets is far less clear because of recently announced price and production cuts by steel producers in several countries. The depth and duration of this imminent slowdown in the steel sector has yet to be defined.

At September 30, 2008, we had unrealized gains (losses) on open purchase and sale contracts that meet the definition of a derivative under SFAS 133 in the amount of $34.0 million and ($29.1 million), respectively. These assets are recorded in prepaid expenses and other current assets and $25.8 million of the liabilities are recorded in accrued expenses and other current liabilities and the remaining $3.3 million of liabilities are recorded in other liabilities on our balance sheet, with periodic changes in fair value recorded to the income statement.  Since we intend to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of September 30, 2008 will reverse into the income statement in future periods. The reversal of the net unrealized gains related to these contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers.

In addition, as of September 30, 2008, we had net unrealized losses of $7.1 million on diesel swap agreements and net unrealized gains of $1.4 million on put options that met the definition of a derivative under SFAS 133 that are marked to market.  The $7.1 million net liability for diesel swap agreements consists of $1.2 million recorded in prepaid expenses and other current assets, $0.6 million in other assets, and $4.9 million in accrued expenses and other current liabilities and the remaining $4.0 million in other liabilities on the balance sheet.  The $1.4 million net asset for diesel put options consists of $2.5 million recorded in prepaid expenses and other current assets and $1.1 million recorded in accrued expenses and other current liabilities.  Periodic changes in fair value for diesel swap agreements and put options are recorded to the income statement.  Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts, diesel swap agreements, and diesel put options that are classified as derivatives.

We own a 24.5% interest in Excelven Pty Ltd., a coal mine development project located in Venezuela accounted for under the equity method.  The project, currently in the developmental stage, is challenged by political risk. In particular, the Venezuelan government has expressed an interest in increasing government ownership in Venezuelan natural resources. Any future deterioration in the political environment in Venezuela or the government’s denial of the Affectation of Resources permit could lead to a potential impairment adjustment.  In addition, such political and economic uncertainties could also lead to events such as civil unrest, work stoppages or the nationalization or other expropriation of private enterprises by the Venezuelan government, which could result in a loss of all or a portion of our investment in Excelven, which is approximately $4.6 million as of September 30, 2008.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 of this report, and prior Quarterly Report on Form 10Q for the quarters ended March 31, 2008 and June 30, 2008, and Item 1A “Risk Factors,” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

EBITDA from continuing operations is defined as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income. EBITDA from continuing operations is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following unaudited table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Income from continuing operations	$64,866	$9,433	$166,484	$23,563
Interest expense	6,995	10,171	33,594	30,214
Interest income	(2,725)	(249)	(5,702)	(1,343)
Income tax expense	5,895	2,484	22,930	6,875
Depreciation, depletion and amortization	41,946	43,924	130,759	117,567
EBITDA from continuing operations	$116,977	$65,763	$348,065	$176,876

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Summary

For the three months ended September 30, 2008, we recorded revenues of $715.0 million compared to $509.4 million for the three months ended September 30, 2007, an increase of $205.6 million. Net income increased from $8.9 million ($0.14 per diluted share) in the third quarter of 2007 to $69.9 million ($0.97 per diluted share) for the third quarter of 2008.

During the third quarter, we sold our interest in Gallatin and its operating results have been reported as discontinued operations for all periods.

Income from continuing operations increased from $9.4 million in the third quarter of 2007 to $64.9 million for the third quarter of 2008. EBITDA, as reconciled to our income from continuing operations in the table under “Reconciliation of Non-GAAP Measures” above, was $117.0 million and $65.8 million in the third quarter of 2008 and 2007, respectively.

For the three months ended September 30, 2008, we recorded revenues of $715.0 million compared to $509.4 million for the three months ended September 30, 2007, an increase of $205.6 million. Income from continuing operations increased from $9.4 million in the third quarter of 2007 to $64.9 million for the third quarter of 2008. EBITDA, as reconciled to our income from continuing operations in the table under “Reconciliation of Non-GAAP Measures” above, was $117.0 million and $65.8 million in the third quarter of 2008 and 2007, respectively.

Income from continuing operations for the third quarter of 2008 includes $34.3 million in unrealized losses related to changes in the fair value of derivative contracts, a $13.0 million tax benefit from reversing a portion of our existing valuation allowance for deferred tax assets of which $9.0 million was recognized as a discrete item, and $11.4 million gain from sale of part of our underground coal reserves in eastern Kentucky.  The changes in fair value related to derivative contracts for the same period of 2007 was a decrease in cost of sales of $1.4 million.

We sold 7.3 million tons of coal during the third quarter of 2008, 0.3 million less than the comparable period in 2007.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 17% in the third quarter of 2007 to 25% in the third quarter of 2008. Coal margin per ton was $21.43 in the third quarter of 2008, a 115% increase from the third quarter of 2007. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

Revenues

	Three Months Ended			Increase
	September 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$622,960	$440,866	*	$182,094	41%
Freight and handling revenues	75,709	58,384		17,325	30%
Other revenues	16,317	10,137	**	6,180	61%
Total revenues	$714,986	$509,387		$205,599	40%

Tons Produced:
Production/processed	5,788	6,115		(327)	(5%	)
Purchased	1,223	1,147		76	7%
Total	7,011	7,262		(251)	(3%	)

Tons Sold:
Steam	4,151	4,411		(260)	(6%	)
Metallurgical	3,117	3,178		(61)	(2%	)
Total	7,268	7,589		(321)	(4%	)

Coal sales realization per ton:
Steam	$52.26	$48.75	*	$3.51	7%
Metallurgical	$130.25	$71.05		$59.20	83%
Total	$85.70	$58.09	*	$27.61	48%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC.

Coal Revenues. Coal revenues increased by 41% ($182.1 million) for the quarter ended September 30, 2008 from the comparable period of 2007, driven by a 48% increase in sales realization from $58.09 per ton in the third quarter of 2007 to $85.70 per ton in the third quarter of 2008, partially offset by a 4% decrease in coal sales volume.  Our met coal realization per ton increased by 83% from $71.05 per ton to $130.25 per ton, and steam coal realization per ton increased by 7% from $48.75 per ton to $52.26 per ton. Met coal sales accounted for 43% of our coal sales volume in the third quarter of 2008 compared with 42% in the third quarter of 2007.  The slight increase in met quantity exports was mainly attributable to the global demand for hard coking coals caused by supplier production and logistics issues in Eastern Europe and Australia.  Total tons sold for the third quarter of 2008 was 7.3 million, including 3.1 million tons of met coal and 4.2 million of steam coal. Sales volume for the third quarter of 2007 was 7.6 million tons of which 3.2 million tons were met coal and 4.4 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues were $75.7 million for the three months ended September 30, 2008, an increase of $17.3 million compared with the three months ended September 30, 2007.   This increase was due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $6.2 million mainly due to increases in revenues from our coal processing and terminal operations of $1.6 million and our road construction business of $4.3 million.

Costs and Expenses

	Three Months Ended			Increase
	September 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$467,185	$365,366	*	$101,819	28%
Gain on sale of coal reserves	(11,446)	-		(11,446)	100%
(Increase) decrease in fair value of derivative instruments, net	34,294	(1,413)		35,707	NM
Freight and handling costs	75,709	58,384		17,325	30%
Cost of other revenues	11,779	7,132	**	4,647	65%
Depreciation, depletion and amortization	41,946	43,924		(1,978)	(5%	)
Selling, general and administrative expenses	20,936	14,436		6,500	45%
Total costs and expenses	$640,403	$487,829		$152,574	31%

Cost of coal sales per ton:
Company mines	$58.33	$46.48	*	$11.85	25%
Contract mines (including purchased and processed)	75.89	51.52		24.37	47%
Total produced and processed	60.89	47.37	*	13.52	29%
Purchased and sold without processing	81.51	52.71	*	28.80	55%
Cost of coal sales per ton	$64.27	$48.14	*	$16.13	34%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC.

Cost of Coal Sales. Our cost of coal sales increased by $101.8 million or $16.13 per ton, from $365.4 million, or $48.14 per ton, in the third quarter of 2007 to $467.2 million or $64.27 per ton, in the third quarter of 2008. Our cost of coal sales per ton for our produced and processed coal was $60.89 per ton in the three months ended September 30, 2008 as compared to $47.37 per ton in the comparable period in 2007. This $13.52 per ton increase is due to a decrease in our surface and deep mine productivity, an increase in tons purchased at our plants, and increases in costs for supplies and maintenance, labor and benefits, royalties and severance taxes, and price of coal purchases at our plants.  The cost of sales per ton of our purchased coal was $81.51 per ton in the third quarter of 2008 and $52.71 per ton for the corresponding period of 2007. This $28.80 per ton increase in costs is mainly due to the current market conditions which have exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally.  Approximately 70% of our purchased coal sold during the third quarter of 2008 was blended with our produced and processed coal prior to resale.

(Increase) decrease in Fair Value of Derivative Instruments, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts and diesel fuel swap and put agreements which are considered derivatives increased cost of sales by $34.3 million in the third quarter of 2008 and decreased cost of sales by $1.4 million in the third quarter of 2007.  The net decrease in fair value of derivative instruments, in the third quarter of 2008 include decreases in fair value of diesel fuel swap and put agreements and forward purchase coal contracts in the amounts of $28.4 million and $35.3 million, respectively, partially offset by an increase in fair value of forward sales coal contracts of $29.4 million. The net unrealized gains on our balance sheet at September 30, 2008 for our forward purchase and forward sale coal contracts of $4.9 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.  The net unrealized losses from the diesel fuel swap and put agreements on our balance sheet at September 30, 2008 of $5.7 million will not reverse into the income statement in future periods since these will be settled in cash.

Freight and Handling Costs. Freight and handling costs increased to $75.7 million for the three months ended September 30, 2008, an increase of $17.3 million compared with the three months ended September 30, 2007.   This increase was due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs are offset by equivalent revenues.

Cost of Other Revenues.  Cost of other revenues increased $4.6 million, or 65%, to $11.8 million for the quarter ended September 30, 2008 as compared to the third quarter of 2007 due to higher coal processing and terminal operation volumes in the amount of $1.4 million and increased costs with road construction in the amount of $3.6 million.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization decreased $2.0 million, or 5%, to $41.9 million for the three months ended September 30, 2008 as compared with the same period of 2007.  The decrease is mainly due to a $2.1 million write-off of development costs at an underground mine that was abandoned in the third quarter of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.5 million to $20.9 million in the third quarter of 2008 from $14.4 million in the third quarter of 2007. This increase is mainly due to increases in professional and legal fees of $3.2 million related to our merger activities with Cliffs, incentive compensation accrual of $2.8 million, and wages and benefits of $0.9 million, partially offset by lower share-based compensation expense of $1.4 million.  As a percentage of revenues, these expenses were 2.9% and 2.8% for the third quarter of 2008 and 2007, respectively.

Interest Expense. Interest expense decreased $3.2 million to $7.0 million during the third quarter of 2008 compared to the same period in 2007. The decrease is due to a significant reduction in interest rates on our debt as a result of the issuance of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 in the second quarter of 2008 and the repayment of our $175.0 million 10% senior notes due 2012 in the same quarter.

Interest Income. Interest income increased by $2.5 million in the three months ended September 30, 2008 from the three months ended September 30, 2007, mainly due to a significant increase in our invested cash from our operations and our concurrent public offerings of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 and $172.5 million common stock in the second quarter of 2008.

Income Tax Expense. Income tax expense from continuing operations of $5.9 million was recorded for the three months ended September 30, 2008 on income from continuing operations before income taxes of $70.8 million, which equates to an effective tax rate of 8.3%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with the change in the valuation allowance (see discussion below), percentage depletion, and the domestic production activities deduction, and partially offset by state income taxes. Income tax expense from continuing operations of $2.5 million was recorded for the three months ended September 30, 2007 on income from continuing operations before income taxes of $11.9 million, which equates to an effective rate of 20.8%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and the domestic production activities deduction.

We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We monitor the valuation allowance each quarter and make adjustments to the allowance as appropriate.  As a result of a history of earnings in recent years, we believe we are able to place a high degree of reliance on our projections of future income.  In addition, based on recent earnings projections, we expect to be in a position of paying regular tax, as opposed to alternative minimum tax in future years.  Based on the results of a comprehensive analysis completed in the second quarter of 2008, we concluded that it was more likely than not that a majority of the deferred tax asset previously reserved through a valuation allowance will be realized and we recorded a tax benefit at that time.  The portion of the valuation allowance that existed at the beginning of the year and will be realized in future years was recognized as a discrete item in the second quarter.  The portion of the valuation allowance related to deferred tax assets that would be realized through current year operations was recognized though the calculation of the annual effective tax rate.  In the third quarter we revised our estimate of the amount of the valuation allowance that would be realized in future years.  As a result we recognized a tax benefit of $13.0 million, including $9.0 million as a discrete item.  Excluding this reversal of the valuation allowance, the effective tax rate from continuing operations would have been approximately 21.0% for the three months ended September 30, 2008.

Discontinued Operations.  Income from discontinued operations of $5.0 million consist of losses from the operation of Gallatin of $4.6 million, net of minority interest, a gain on the sale of all interests in Gallatin of $13.6 million,  and an income tax expense of $4.0 million, compared to a loss from discontinued operations of $0.5 million in 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

       Summary

For the nine months ended September 30, 2008, we recorded revenues of $1,960.3 million, compared to $1,375.3 million for the nine months ended September 30, 2007, an increase of $585.0 million. Net income increased from $22.0 million ($0.34 per diluted share) in the nine months ended September 30, 2007 to $169.7 million ($2.43 per diluted share) for the nine months ended September 30, 2008.

Income from continuing operations for the nine months ended September 30, 2008 includes a tax benefit of $32.5 million from reversing a portion of our existing valuation allowance for deferred tax assets of which $20.2 million was recognized as a discrete item, a $11.4 million gain from the sale of a portion of our underground coal reserves in eastern Kentucky, charges in the amount of $14.7 million for a loss on early extinguishment of debt, $8.9 million of interest expense from the full amortization of debt issuance costs related to the 2.375% convertible senior notes due 2015 which became convertible on July 1, 2008, and $11.1 million in unrealized losses related to changes in the fair value of derivative contracts.  The changes in fair value related to derivative contracts for the same period of 2007 were a gain of $2.3 million.

We sold 21.9 million tons of coal for the nine months ended September 30, 2008, 0.8 million more than the comparable period in 2007.  Coal margin increased from 17% in 2007 to 24% in 2008. Coal margin per ton was $18.69 in the nine months ended September 30, 2008, a 90% increase from the nine months ended September 30, 2007.  The increase in coal margin from our third quarter of 2007 to the third quarter of 2008 is the result of a 4% higher coal sales volume, a 35% increase in our average coal sales revenue per ton, partially offset by a 24% increase in our average cost of coal sales per ton.

Revenues

	Nine Months Ended			Increase
	September 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$1,700,515	$1,208,228	*	$492,287	41%
Freight and handling revenues	220,896	143,183		77,713	54%
Other revenues	38,878	23,915	**	14,963	63%
Total revenues	$1,960,289	$1,375,326		$584,963	43%

Tons Produced:
Production/processed	18,052	18,438		(386)	(2%	)
Purchased	3,744	2,731		1,013	37%
Total	21,796	21,169		627	3%

Tons Sold:
Steam	12,489	12,997		(508)	(4%	)
Metallurgical	9,387	8,060		1,327	16%
Total	21,876	21,057		819	4%

Coal sales realization per ton:
Steam	$51.31	$48.53	*	$2.78	6%
Metallurgical	$112.90	$71.64		$41.26	58%
Total	$77.74	$57.38	*	$20.36	35%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC.

Coal Revenues. Coal sales revenues increased by $492.3 million or 41% for the nine months ended September 30, 2008 from the comparable period of 2007, driven by a 4% increase in coal sales volume and a 35% increase in sales realization from $57.38 per ton for the nine months of 2007 to $77.74 per ton in the nine months of 2008.   Our met coal realization per ton increased by 58% from $71.64 per ton to $112.90 per ton, and steam coal realization per ton increased by 6% from $48.53 per ton to $51.31 per ton.  Met coal sales accounted for 43% of our coal sales volume for the nine months ended September 30, 2008 compared to 38% in the comparable period of 2007.  An increase in met exports was mainly attributable to the global demand for hard coking coals caused by supplier production and logistics issues in Eastern Europe and Australia.  Total tons sold for the nine months of 2008 were 21.9 million, including 9.4 million tons of met coal and 12.5 million tons of steam coal. Sales volumes for the nine months of 2007 were 21.1 million tons, of which 8.1 million tons were met coal and 13.0 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues were $220.9 million for the nine months ended September 30, 2008, an increase of $77.7 million compared with the nine months ended September 30, 2007.  This increase was due to 1.2 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $15.0 million mainly due to increases in revenues from our coal processing and terminal operations of $6.1 million, our Maxxim Rebuild business of $2.5 million, and our road construction business of $5.3 million.

Costs and Expenses

	Nine Months Ended			Increase
	September 30,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,291,820	$1,000,568	*	$291,252	29%
Gain on sale of coal reserves	(11,446)	-		(11,446)	0%
(Increase) decrease in fair value of derivative instruments, net	11,094	(2,252)		13,346	NM
Freight and handling costs	220,896	143,183		77,713	54%
Cost of other revenues	28,679	16,189	**	12,490	77%
Depreciation, depletion and amortization	130,759	117,567		13,192	11%
Selling, general and administrative expenses	56,962	41,597		15,365	37%
Total costs and expenses	$1,728,764	$1,316,852		$411,912	31%

Cost of coal sales per ton:
Company mines	$54.82	$46.08	*	$8.74	19%
Contract mines (including purchased and processed)	68.65	51.03		17.62	35%
Total produced and processed	56.74	46.93	*	9.81	21%
Purchased and sold without processing	70.24	51.62	*	18.62	36%
Cost of coal sales per ton	$59.05	$47.52	*	$11.53	24%

*Adjusted from amounts reported in prior periods to exclude changes in the presentation of fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC.

Cost of Coal Sales. Our cost of coal sales increased by $291.3 million, or $11.53 per ton, from $1,000.6  million, or $47.52 per ton in the nine months ended September 30, 2007 to $1,291.8 million, or $59.05 per ton, in the nine months ended September 30, 2008. Our cost of coal sales per ton for our produced and processed coal was $56.74 per ton in the nine months ended September 30, 2008 as compared to $46.93 per ton in the comparable period in 2007. This $9.81 per ton increase is attributable mainly to increases in costs for supplies and maintenance, labor and benefits, price of coal purchases, and royalties and severance taxes at our plants.  The cost of sales per ton of our purchased coal was $70.24 per ton in the nine months of 2008 and $51.62 per ton for the corresponding period of 2007. This $18.62 per ton increase in costs is mainly due to the current market conditions which have exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally.  Approximately 65% of our purchased coal sold during the nine months of 2008 was blended with our produced and processed coal prior to resale.

(Increase) decrease in Fair Value of Derivative Instruments, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts, diesel fuel swap and put agreements which are considered derivatives increased cost of sales by $11.1 million in the nine months of 2008 and decreased cost of sales by $2.3 million in the nine months of 2007.  The net decrease in fair value of derivative instruments in the nine months of 2008 included decreases in fair value of diesel fuel swap and put agreements and forward sale coal contracts in the amounts of $6.9 million and $26.9 million, respectively, partially offset by an increase in fair value of forward purchase coal contracts of $22.7 million. The net unrealized gains on our balance sheet at September 30, 2008 for our forward purchase and forward sale coal contracts of $4.9 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.  The net unrealized losses from the diesel fuel swap and put agreements on our balance sheet at September 30, 2008 of $5.7 million will not reverse into the income statement in future periods since these will be settled in cash.

Freight and Handling Costs. Freight and handling costs increased to $220.9 million for the nine months ended September 30, 2008, an increase of $77.7 million compared with the nine months ended September 30, 2007. This increase was due to 1.2 million more export tons as well as an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues increased $12.5 million, or 77%, to $28.7 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to higher coal processing and terminal operation volumes in the amount of $5.2 million, increased costs associated with Maxxim Rebuild’s outside sales activity in the amount of $2.5 million, and an increase in costs associated with our road construction business in the amount of $4.9 million.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $13.2 million, or 11%, to $130.8 million for the nine months ended September 30, 2008 as compared with the same period of 2007. The increase is mainly due to $7.7 million increase in depletion due to a change in estimated recoverable coal reserves in the third quarter of 2007 and continued higher production at one of our mines, and the remainder is mainly due to an increase in depreciation relating to capital expenditure additions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.4 million to $57.0 million in the nine months of 2008 from $41.6 million in the nine months of 2007. This increase is mainly due to increases in share-based compensation expense of $3.3 million, incentive compensation accrual of $4.6 million, wages and benefits of $2.9 million, and professional and legal fees of $2.7 million.  As a percentage of revenues, these expenses were 2.9% and 3.0% for the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense. Interest expense increased $3.4 million to $33.6 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase is due to the full amortization of deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 since the notes became convertible at the option of the holders beginning July 1, 2008, partially offset by a significant reduction in interest rates on our debt as a result of the repayment of our $175.0 million 10% senior notes due 2012.

Interest Income. Interest income increased by $4.4 million in the nine months ended September 30, 2008 over the nine months ended September 30, 2007, mainly due to a significant increase in our invested cash from our concurrent public offerings of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 and $172.5 million common stock and cash generated from operations.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.

Income Tax Expense.  Income tax expense from continuing operations of $22.9 million was recorded for the nine months ended September 30, 2008 on income from continuing operations before income taxes of $189.4 million, which equates to an effective rate of 12.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with the change in the valuation allowance (see discussion below), percentage depletion, and the domestic production activities deduction, and partially offset by state income taxes.  Income tax expense from continuing operations of $6.9 million was recorded for the nine months ended September 30, 2007 on income from continuing operations before income taxes of $30.4 million, which equates to an effective rate of 22.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by state income taxes, and the change in the valuation allowance.

We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS 109. We monitor the valuation allowance each quarter and make adjustments to the allowance as appropriate.  As a result of a history of earnings in recent years, we believe we are able to place a high degree of reliance on our projections of future income.  In addition, based upon recent earnings projections, we expect to be in a position of paying regular tax, as opposed to alternative minimum tax in future years.  Based on the results of a comprehensive analysis completed in the second quarter of 2008, we concluded that it was more likely than not that a majority of the deferred tax asset previously reserved through a valuation allowance will be realized and we recorded a tax benefit at that time.  The portion of the valuation allowance that existed at the beginning of the year and will be realized in future years was recognized as a discrete item in the second quarter.  The portion of the valuation allowance related to deferred tax assets that would be realized through current year operations was recognized though the calculation of the annual effective tax rate.  In the third quarter we revised our estimate of the amount of the valuation allowance that would be realized in future years.  As a result we recognized a tax benefit of $32.5 million, including $20.2 million as a discrete item for the nine months ended September 30, 2008.

Excluding this reversal of the valuation allowance, the effective tax rate from continuing operations would have been approximately 22.6% for the nine months ended September 30, 2008.

Discontinued Operations.  Income from discontinued operations of $3.2 million consist of losses from the operation of Gallatin of $7.8 million, net of minority interest, a gain on the sale of our interest in Gallatin of $13.6 million, and an income tax expense of $2.6 million, compared to a loss from discontinued operations of $1.5 million in 2007.

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

On April 7, 2008, we completed concurrent offerings of 4.2 million shares of common stock and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.  The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses.  We used the net proceeds in part to repurchase $175.0 million aggregate principal amount of 10% senior notes due 2012.  In addition, we amended the credit facility to increase the amount available under the revolving line of credit from $275.0 million to $375.0 million.

On July 1, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders and remained convertible through September 30, 2008, the last trading day of the current fiscal quarter.  The notes became convertible because our common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.  As of September 30, 2008, no holders had converted their notes.  On October 1, 2008, our notes were no longer convertible since our common stock did not exceed the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending September 30, 2008.  As a result, at September 30, 2008, we classified the $287.5 million aggregate principle amount of 2.375% convertible senior notes due 2015 as long term.

On October 17, 2008, our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 became convertible at the option of the holders.  The notes became convertible because the previously announced merger between us and Cliffs may be consummated as early as 30 business days (i.e., potentially as early as December 2, 2008) if the merger were to be approved at the respective special meetings of the shareholders of the two companies (which are now scheduled to take place on November 21, 2008) and all other conditions to the closing of the merger were to be satisfied or waived.

At September 30, 2008, we had available liquidity of $850.0 million, including cash of $560.1 million and $289.9 million available under our credit facilities. Our total indebtedness was $520.9 million at September 30, 2008, an increase of $74.0 million from the year ended December 31, 2007. The increase in the indebtedness is primarily due to the offering of $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015, as described above, offset by the repurchase of the $175.0 million 10% senior notes due 2012 and the repayment of our Gallatin loan facility of $17.5 million.

Our cash capital spending for the nine months ended September 30, 2008 was $113.6 million and we currently project capital expenditures for the full year of 2008 to be between $145 million and $155 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, and replace or add equipment.

We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities, including discontinued operations, during the nine months ended September 30, 2008 was $335.8 million, an increase of $172.5 million from the $163.3 million of net cash provided by operations during the nine months ended September 30, 2007. This increase is driven by an increase in net income and non-cash items in the amount of $147.7 million and $23.3 million, respectively.  Our net income increase is mainly due to higher coal sales prices and our non-cash items increase was due to higher charges for depreciation, depletion and amortization, changes in fair value of derivative instruments, share-based compensation charges and an increase in debt amortization costs, partially offset by the gains from the sale of our discontinued operations and coal reserves. The cash used by operating assets and liabilities increased due to increases in accounts receivables and inventories, offset by decreases in trade accounts payable, accrued expenses and other current liabilities, and other assets. Net cash used in operating activities from our discontinued operations during the nine months ended September 30, 2008 and 2007 were $6.9 million and $0.8 million, respectively, which are included within net cash provided by operating activities in the consolidated statements of cash flows.

Net cash used in investing activities, including discontinued operations,  during the nine months ended September 30, 2008 was $54.1 million, a decrease of $88.6 million from the $142.7 million of net cash used in investing activities during the nine months ended September 30, 2007.  The decrease is primarily due to the proceeds from the sale of our discontinued operations and the proceeds from the sale of coal reserves of $45.0 million and $13.0 million, respectively, partially offset by increased capital expenditures of $12.1 million.  In addition, we sold our investment in a coal terminal facility in March of 2008 for $1.5 million and in April 2008, made an additional equity investment of $2.8 million in the Dominion terminal facility.  Cash used in investing activities from our discontinued operations during the nine months ended September 30, 2008 and 2007 were $4.9 million and $15.8 million, respectively, which were primarily used for capital expenditures.  In 2007, we purchased Mingo Logan for $43.9 million.

Net cash provided in financing activities, including discontinued operations, during the nine months ended September 30, 2008 was $224.1 million, an increase of $261.7 million from the $37.6 million of net cash used in financing activities during the nine months ended September 30, 2007.  The increase is primarily due to the concurrent offerings of our common stock and 2.375% convertible senior notes due 2015 with net proceeds of $443.3 million after commissions and expenses, of which a portion was used to repurchase the $175.0 million 10% senior notes due 2012.  Net cash provided by financing activities from our discontinued operations during the nine months ended September 30, 2008 and 2007 were $4.6 million and $19.3 million, respectively.

Credit Agreement and Long-term Debt

As of September 30, 2008 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30,
2008
Term loan	$233,125
2.375% convertible senior notes due 2015	287,500
Capital lease obligations	284
Total long-term debt	520,909
Less current portion	284
Long-term debt, net of current portion	$520,625

Our senior secured credit facility, entered into in October 2005, originally consisted of a $250.0 million term loan facility and a $275.0 million revolving credit facility. The term loan will mature in October 2012, and the revolving credit facility will terminate in October 2010.

On March 28, 2008, Alpha Natural Resources, Inc. (the “Parent”) and ANR LLC entered into an amendment to the related Credit Agreement to increase the amount available under the revolving credit portion of the facility from $275.0 million to $375.0 million.  As of September 30, 2008, there was $289.8 million available under the revolving credit facility.

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

The restrictions imposed on the Parent include restrictive covenants that prohibit the Parent from: (i) changing its fiscal year, (ii) acquiring capital stock in any other person other than ANR LLC or granting liens on the capital stock of ANR LLC, (iii) acquiring any division of or assets constituting a line of business of any other person or engaging in any line of business and (iv) incurring any debt, except that the Parent may incur debt as long as ANR LLC would be in pro forma compliance with the Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, which are calculated based on our consolidated financial results. It also provides that any of the Parent’s debt that would have been permitted under the Credit Agreement had it been incurred by ANR LLC will reduce on a dollar-for-dollar basis the amount of debt that ANR LLC would otherwise be permitted to incur under the Credit Agreement.

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

On September 26, 2008, we repaid the Gallatin loan facility in full.

Analysis of Material Debt Covenants

We were in compliance with all covenants under our Credit Agreement as of September 30, 2008.

The financial covenants in our Credit Agreement require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Agreement, “Adjusted EBITDA”), of not more than 3.50:1.0 for the period of four fiscal quarters ended on September 30, 2008 and for each period of four fiscal quarters ending on each quarter end thereafter.

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

At September 30, 2008, our leverage ratio and interest coverage ratio were (0.08) and 11.61, respectively, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $850.0 million.  The senior secured leverage ratio was (0.70), due to our cash and cash equivalent balance exceeding our term loan amount.

If certain circumstances exist (as described in the Supplemental Indenture) where all of our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 were converted at the option of the holders, we would have adequate liquidity to satisfy the obligations under the notes and remain in compliance with any required covenants.

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

	Three Months Ended				Twelve Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	September 30, 2008
	(in thousands)
Net income	$5,689	$25,530	$74,337	$69,863	$175,419
Interest expense	10,091	10,087	17,097	8,389	45,664
Interest income	(981)	(789)	(2,234)	(2,728)	(6,732)
Income tax expense	2,135	7,968	7,662	9,906	27,671
Depreciation, depletion and amortization	42,009	44,260	44,910	42,197	173,376
EBITDA	58,943	87,056	141,772	127,627	415,398
Unrestricted subsidiary	1,031	1,328	1,131	3,504	6,994
Change in fair value of derivative instruments, net	(6,674)	(16,684)	(6,516)	34,294	4,420
Other allowance adjustments	1,452	607	131	914	3,104
Accretion expense	1,885	1,852	1,855	1,846	7,438
Amortization of deferred gains	(184)	(213)	(205)	(177)	(779)
Loss on early extinguishment of debt	-	-	14,669	33	14,702
Stock-based compensation charges	2,592	2,911	11,456	635	17,594
Adjusted EBITDA	$59,045	$76,857	$164,293	$168,676	$468,871

Leverage ratio					(0.08)

Interest coverage ratio					11.61

(1)	Leverage ratio is defined in our Credit Agreement as total net debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our Credit Agreement as Adjusted EBITDA divided by cash interest expense.

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

On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of our outstanding shares in a stock and cash transaction.  Under the terms of the agreement, for each share of our common stock, stockholders would receive 0.95 Cliffs common shares and $22.23 in cash.

The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals.  On August 25, 2008, we issued a press release stating that on August 22, 2008, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  Provided that the shareholders’ approvals are obtained and all other closing conditions are satisfied or waived, the transaction is expected to close as soon as practicable after November 21, 2008 (date of the shareholder meetings).  The agreement contains customary break up fees if the transaction does not close.

On November 3, 2008, we filed an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its shareholders meeting to approve the pending merger with us, as scheduled, at 11:00 am on November 21, 2008.  This is the time and date for the special meetings of the shareholders of both companies specified in the joint proxy statement/prospectus for the merger mailed by the companies to their shareholders on October 23, 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. As of October 13, 2008, approximately 73% and 22% of our estimated 2009 and 2010 planned production, respectively, is committed.  The uncommitted tons are subject to the future market price volatility.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into diesel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales.  These diesel fuel swaps and put options use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contract as the underlying commodity reference price.

As of September 30, 2008, approximately 4.9 million gallons or 75% of our remaining budgeted 2008 diesel fuel usage has been capped with the swap agreements in which we have agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil.  The fixed prices for the notional quantity of 4.9 million gallons range from $2.39 to $3.93 per gallon for the last three months of 2008.  In addition, as of September 30, 2008, we had in place swap agreements with respect to 22.7 million gallons, at fixed prices ranging from $2.74 to $4.10 per gallon, which mature in 2009 to 2011.  The fair value of these diesel fuel swap agreements is a liability of $7.1 million which is recorded in prepaid expenses and other current assets in the amount of $1.2 million, in other assets in the amount of $0.6 million, in accrued expenses and other current liabilities of $4.9 million, and in other liabilities in the amount of $4.0 million as of September 30, 2008.

 We have also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel prices decline. As of September 30, 2008, we had purchased put options for 2.8 million gallons at strike prices ranging from $2.25 to $3.25 per gallon for the last three months of 2008, and 2.6 million gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that No. 2 heating oil prices decline below the strike price, we can exercise the put options and sell the 5.5 million gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of September 30, 2008, we had sold put options for 2.6 million gallons for the first six months of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50.  In the event that No.2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  The fair value of all these diesel fuel put options is a net asset of $1.4 million of which $2.5 million is recorded in prepaid expenses and other current assets and $1.1 million is recorded in accrued expenses and other current liabilities as of September 30, 2008.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at September 30, 2008 and are marked to market each period are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$45.00 - 50.00	260,000	10/01/08-12/31/08	$23.2
	50.00 - 60.00	130,000	10/01/08-12/31/08	10.8
		390,000		$34.0

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$40.00 - 50.00	70,000	10/01/08-12/31/08	$(6.4)
	50.00 - 60.00	60,000	10/01/08-12/31/08	(5.1)
	60.00 - 70.00	30,000	10/01/08-12/31/08	(2.2)
	50.00 - 60.00	120,000	01/01/09-12/31/09	(5.9)
	60.00 - 70.00	120,000	01/01/09-12/31/09	(5.7)
	$70.00 - 80.00	120,000	01/01/09-12/31/09	(3.8)
		520,000		$(29.1)

Interest Rate Risk

All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of September 30, 2008, our Credit Facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (3.81% at September 30, 2008) plus an applicable margin (1.75% at September 30, 2008).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the Credit Agreement (1.75% at September 30, 2008) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended September 30, 2008 was a liability of $14.2 million ($10.9 million net of tax).

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

PART II

Item 1. Legal Proceedings

We are a party to a number of legal proceedings incident to its normal business activities.  While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

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

On September 5, 2007, the Court ruled that WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before the end of the first quarter of 2009.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by WVDOH and as such neither NCI nor we believe, at this time, that they have any monetary expense from this ruling. As of September 30, 2008, we have a $7.6 million long-term receivable for the recovery of these costs from WVDOH and a $7.6 million long-term liability for the obligations under the ruling.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, and Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Disruptions in the credit markets have created uncertainty, which could adversely affect our business.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. The current tightening of credit in financial markets could adversely affect our customers’ ability to obtain financing for operations and could result in a decrease in the demand for our coal products. In particular, steel producers in several countries have recently announced price and production cuts. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for coal and on our sales, margins, and profitability. In addition, during the recent period of intense market disruption, the market price for our common shares has declined substantially.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

Item 6. Exhibits   See the Exhibit Index following the signature page of this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: November 6, 2008	By:/s/ David C. Stuebe
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

Exhibit No	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Cliffs Natural Resources Inc. (formerly known as Cleveland-Cliffs Inc), Alpha Merger Sub, Inc. (formerly known as Daily Double Acquisition, Inc.), and Alpha Natural Resources, Inc. dated as of July 15, 2008 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.
1-32423) filed on July 17, 2008)

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