Form 10-K
Alpha Natural Resources, Inc.
filed 2009-02-27
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008, was approximately $7,350,657,574 based on the last sales price reported that date on the New York Stock Exchange of $104.29 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.
Common Stock, $0.01 par value, outstanding as of February 25, 2009 – 70,885,188 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2009 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2008.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	worldwide market demand for coal, electricity and steel;
•	global economic, capital market or political conditions, including a prolonged economic recession in the markets in which we operate;
•	decline in coal prices;
•	our liquidity, results of operations and financial condition;
•	regulatory and court decisions;
•	competition in coal markets;
•
changes in environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers' coal usage, including potential carbon or greenhouse gas related legislation;

•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and our customers refusing to receive coal under agreed contract terms;
•	ongoing instability and volatility in worldwide financial markets;
•	future legislation and changes in regulations, governmental policies or taxes;
•	inherent risks of coal mining beyond our control;
•	disruption in coal supplies;
•	the geological characteristics of Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•	our ability to integrate the operations we have acquired or developed with our existing operations successfully, as well as those operations that we may acquire or develop in the future;
•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;
•	our relationships with, and other conditions affecting, our customers;
•	changes in customer coal inventories and the timing of those changes;
•	changes in and renewal or acquisition of new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interest;
•	changes in postretirement benefit obligations;
•	fair value of derivative instruments not accounted for as hedges that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business, related costs, and profitability estimates;
•	restrictive covenants in our credit facility and the indenture governing our convertible notes;
•	certain terms of our convertible notes, including any conversions, that may adversely impact our liquidity;
•	weather conditions or catastrophic weather-related damage; and
•	other factors, including the other factors discussed in Item 1A, “Risk Factors” of this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

2008 ANNUAL REPORT ON FORM 10-K

		Page
PART I

Item 1.	Business	2

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	23

Item 3.	Legal Proceedings	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 8.	Financial Statements and Supplementary Data	51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87

Item 9A.	Controls and Procedures	88

Item 9B.	Other Information	90

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	90

Item 11.	Executive Compensation	90

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90

Item 13.	Certain Relationships and Related Transactions, and Director Independence	90

Item 14.	Principal Accountant Fees and Services	90

PART IV

Item 15.	Exhibits and Financial Statement Schedules	91

	Signature Page
	Exhibit Index
	Exhibit 2.27: Settlement Agreement
	Exhibit 10.8: Fifth Amendment and Consent
	Exhibit 10.9: Fourth Amended and Restated Employment Agreement - Michael J. Quillen
	Exhibit 10.10: Second Amended and Restated Employment Agreement - Kevin S. Crutchfield
	Exhibit 10.24: Restricted Stock Agreement
	Exhibit 10.26: Performance Stock Agreement
	Exhibit 10.33: Description of Compensation Payable to Independent Directors
	Exhibit 10.37: Director Deferred Compensation Agreement
	Exhibit 10.38: Form of Amendment to Director Deferred Compensation Agreement
	Exhibit 10.40: Agreement between Alpha Natural Resources Services, LLC and David C. Stuebe
	Exhibit 10.41: Alpha Natural Resources, Inc. Retention Plan Restricted Stock Agreement
	Exhibit 12.1: Computation of Ratios of Earnings to Fixed Charges
	Exhibit 12.2: Computation of Other Ratios
	Exhibit 21.1: List of Subsidiaries
	Exhibit 23: Consent of KPMG LLP
	Exhibit 31(a): Certification
	Exhibit 31(b): Certification
	Exhibit 32(a): Certification
	Exhibit 32(b): Certification

PART I

Item 1.	Business

Overview

We are a leading Appalachian coal supplier. We produce, process and sell steam and metallurgical (“met”) coal from eight regional business units, which, as of December 31, 2008, were supported by 34 active underground mines, 27 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately.

Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 58% of our 2008 coal sales volume. The majority of our steam coal sales volume in 2008 consisted of high Btu (above 12,500 Btu content per pound), low sulfur (sulfur content of 1.5% or less) coal, which typically sells at a premium to lower-Btu, higher-sulfur steam coal. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 42% of our 2008 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke. We believe that the use of the coal we sell will grow when and if demand for power and steel increases.

During 2008, we sold a total of 28.3 million tons of steam and metallurgical coal and generated coal revenues of $2.2 billion, EBITDA from continuing operations of $405.5 million and income from continuing operations of $161.3 million. We define and reconcile EBITDA from continuing operations and explain its importance in Item 6 under “Selected Financial Data.” Our coal sales during 2008 consisted of 23.4 million tons of produced and processed coal, including 1.5 million tons purchased from third parties and processed at our processing plants or loading facilities prior to resale, and 4.9 million tons of purchased coal that we resold without processing. Approximately 65% of the purchased coal in 2008 was blended with coal produced from our mines prior to resale. Approximately 52% of our total revenue in 2008 was derived from sales made outside the United States, primarily in Brazil, Egypt, Turkey, Russia and Canada.

As of December 31, 2008, we owned or leased 599.7 million tons of proven and probable coal reserves. Of our total proven and probable reserves, approximately 83% are low sulfur reserves, with approximately 60% having sulfur content below 1%. Approximately 88% of our total proven and probable reserves have a high Btu content which creates more energy per unit when burned compared to coals with lower Btu content. We believe that our total proven and probable reserves will support current production levels for more than 20 years.

As discussed in Note 22 to our financial statements, we have one reportable segment, Coal Operations, which consists of our coal extracting, processing and marketing operations, as well as our purchased coal sales function and certain other coal-related activities, including our recovery of coal incidental to our road construction operations. Our equipment and part sales and equipment repair operations, terminal services, coal analysis services, leasing of mineral rights, and the non-coal recovery portion of our road construction operations described below under “Other Operations” are not included in our Coal Operations segment.

We were originally formed in 2002, when ANR Holdings, LLC (“ANR Holdings”) was formed by First Reserve Fund IX, L.P. and ANR Fund IX Holdings, L.P. (referred to as the “First Reserve Stockholders” or collectively with their affiliates, “First Reserve”) and our management to serve as the top-tier holding company of the Alpha Natural Resources organization. On February 11, 2005, Alpha Natural Resources, Inc. succeeded to the business of ANR Holdings in a series of transactions that we refer to collectively as the “Internal Restructuring.”  When we use the terms “Alpha,” “we,” “our,” “the Company” and similar terms in this report, we mean (1) prior to our Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (a subsidiary of First Reserve Fund IX, L.P. prior to our Internal Restructuring) and subsidiaries on a combined basis and (2) after our Internal Restructuring, Alpha Natural Resources, Inc. and its consolidated subsidiaries.  Alpha Natural Resources, Inc. was formed under the laws of the State of Delaware on November 29, 2004.  On February 18, 2005, Alpha Natural Resources, Inc. completed an initial public offering of its common stock.

Over the years, we have grown substantially through a series of acquisitions.  In 2004, we acquired substantially all of the assets of Moravian Run Reclamation Co., Inc., including four active surface mines and two additional surface mines under development, a coal preparation plant and railroad loading facility located in Portage, Pennsylvania and an adjacent coal refuse disposal site, and our AMFIRE business unit entered into a coal mining lease with Pristine Resources, Inc., a subsidiary of International Steel Group Inc., for the right to deep mine a substantial area of the Upper Freeport Seam in Pennsylvania.  In October 2005, we acquired the Nicewonder Coal Group's coal reserves and operations in southern West Virginia and southwestern Virginia (“Nicewonder Acquisition”), for an aggregate purchase price of $328.2 million.  The operations we acquired in this acquisition now constitute our eighth business unit, Callaway Natural Resources.  In 2005, we also sold the assets of our Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC.  In May 2006, we acquired certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy, for $28.8 million.  These operations are adjacent to our Enterprise business unit and were integrated with Enterprise.  In June 2007, we paid $43.9 million for the acquisition of certain coal mining assets in western West Virginia known as Mingo Logan from Arch Coal, Inc.  The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway business unit.  In September 2008, we sold approximately 17.6 million tons of underground coal reserves in eastern Kentucky that we had originally acquired as part of the Progress acquisition to a private coal producer for approximately $13.0 million in cash.

During our most recent fiscal year, our subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in Dominion Terminal Associates (“DTA”) from 32.5% to 40.6% by making an additional investment of $2.8 million on April 30, 2008.  DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. This transaction maintains our largest ownership stake in the facility, effectively increasing our coal export and terminaling capacity from approximately 6.5 million tons to approximately 8.0 million tons annually.

On September 26, 2008, we sold our interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky, for cash in the amount of $45.0 million.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million.  An escrow balance of $4.5 million was established and we have agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  We recorded a gain on the sale of $13.6 million in the third quarter of 2008.  Our subsidiary, Palladian Lime, LLC (“Palladian”), had originally acquired our 94% ownership interest in Gallatin in December 2006.

On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs Natural Resources Inc. (formerly known as Cleveland Cliffs Inc.) (“Cliffs”) would acquire all of our outstanding shares.  Under the terms of the agreement, for each share of our common stock, stockholders would receive 0.95 Cliffs’ common shares and $22.23 in cash.  The proposed merger required approval of each company’s stockholders, for which special meetings were scheduled to take place on November 21, 2008.  On November 3, 2008, we commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order requiring Cliffs to hold its meeting as scheduled.  Later in November 2008, each company’s Board of Directors, after considering various issues, including the then current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics and risks and costs of potential litigation, determined that settlement of the litigation and termination of the merger agreement was in the best interests of its equity holders.  As a result, on November 17, 2008, we and Cliffs mutually terminated the merger agreement and settled the litigation.  The terms of the settlement agreement included a $70.0 million payment from Cliffs to us which, net of transaction costs, resulted in a gain of $56.3 million.

On December 3, 2008, we announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The mine stopped producing coal in early January 2009 and Kingwood will cease equipment recovery operations by the end of April 2009.  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  We recorded a charge of $30.2 million, which includes asset impairment charges of $21.2 million, write off of advance mining royalties of $3.8 million, which will not be recoverable, severance and other employee benefit costs of $3.6 million and increased reclamation obligations of $1.9 million in the fourth quarter of 2008.

Mining Methods

We produce coal using two mining methods: underground room and pillar mining using continuous mining equipment, and surface mining.

Underground Mining. Underground mines in the United States are typically operated using one of two different methods: room and pillar mining or longwall mining. In 2008, approximately 57% of our coal production volume from mines operated by our subsidiaries' employees and contractors came from underground mining operations using the room and pillar method with continuous mining equipment. In room and pillar mining, rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Continuous mining equipment is used to cut the coal from the mining face. Generally, openings are driven 20 feet wide, and the pillars are generally rectangular in shape, measuring 35-50 feet wide by 35-80 feet long. As mining advances, a grid-like pattern of entries and pillars is formed. Shuttle cars or continuous haulage units are used to transport coal from the continuous miner to the conveyor belt for transport to the surface. When mining advances to the end of a panel, retreat mining may begin. In retreat mining, coal is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned. The room and pillar method is often used to mine smaller coal blocks or thin or non-contiguous seams, and resource recovery ranges from 30% to 70%, with higher recovery rates applicable where retreat mining is combined with room and pillar mining.

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

Surface Mining. Surface mining is used when coal is found close to the surface. In 2008, approximately 43% of our coal production volume from mines operated by our subsidiaries' employees and contractors came from surface mines. This method involves the removal of overburden (earth and rock covering the coal) with heavy earthmoving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines using large, hydraulic operated excavators, rubber-tired diesel loaders and dozers. Resource recovery for surface mining is typically 90% or more.

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

Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Alpha exclusively mines bituminous coal, a “soft” black coal with a heat content that ranges from 9,500 to 13,500 Btus per pound. This coal is located primarily in Appalachia, Arizona, the Midwest, Colorado and Utah and is the type most commonly used for electric power generation in the United States. Bituminous coal is also used for metallurgical and industrial steam purposes. Of our estimated 599.7 million tons of proven and probable reserves, approximately 88% has a heat content above 12,500 Btus per pound.

Sulfur Content. Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coals have a sulfur content of 1.5% or less. Approximately 83% of our proven and probable reserves are low sulfur coal.

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

Mining Operations

We currently have eight regional business units, operating in Virginia, West Virginia, Pennsylvania, and Kentucky.  As of December 31, 2008, these business units include 11 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 61 active mines (some of which are operated by third parties under contracts with us), using two mining methods, underground room and pillar and surface mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars or continuous haulage, roof bolters, and various ancillary equipment. Our surface mines are a combination of mountain top removal, contour, highwall miner, and auger operations using truck/loader-excavator equipment fleets along with large production tractors. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2008, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Within each regional business unit, mines have been developed at strategic locations in close proximity to our preparation plants and rail shipping facilities. Coal is transported from our regional business units to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities.

The following table provides location and summary information regarding our eight regional business units and the preparation plants and active mines associated with these business units as of December 31, 2008:

Regional Business Units

			Number and Type of
			Mines as of
			December 31, 2008
Regional Business Unit	Location	Preparation Plants as of December 31, 2008	Underground	Surface	Total	Railroad	2008 Production of Saleable Tons in (000's) (1)

Paramont	Virginia	Toms Creek	6	6	12	NS	4,760
Dickenson-Russell	Virginia	McClure River and Moss #3	5	-	5	CSX, NS	1,916
Kingwood	West Virginia	Whitetail	2	-	2	CSX	1,405
Brooks Run North	West Virginia	Erbacon	2	1	3	CSX	2,655
Brooks Run South	West Virginia	Litwar and Kepler	10	-	10	NS	2,495
AMFIRE	Pennsylvania	Clymer and Portage	5	13	18	NS	3,295
Enterprise	Kentucky	Roxana	3	4	7	CSX	2,419
Callaway/Cobra	West Virginia/Virginia	Black Bear	1	3	4	NS	4,603
		Total	34	27	61		23,548

(1)	Includes coal purchased from third-party producers that was processed at our subsidiaries' preparation plants in 2008.

                         CSX Railroad = CSX
                         Norfolk Southern Railroad = NS

 The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, environmental permit timing and preparation plant capacity.

Virginia / Kentucky Operations

Paramont. Our Paramont business unit produces coal from six underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by independent contractors. The coal from these mining operations is transported by truck to the Toms Creek preparation plant operated by Paramont, or the McClure River or Moss #3 preparation plants operated by Dickenson-Russell. At the preparation plant, the coal is cleaned, blended and loaded onto rail for shipment to customers. Paramont also operates six truck/loader surface mines. Three of these surface mines are operated by independent contractors. The coal produced by the surface mines is transported to one of our preparation plants or raw coal loading docks where it is blended and loaded onto rail for shipment to customers. During 2008, Paramont purchased approximately 108,000 tons of coal from third parties that was blended with Paramont's coal and shipped to our customers. As of December 31, 2008, the Paramont business unit was operating at a capacity to ship approximately five and one-half million tons per year.

Dickenson-Russell. Our Dickenson-Russell business unit produces coal from five underground mines using continuous miners and the room and pillar mining method. The coal is transported by truck to the McClure River or Moss #3 preparation plants operated by Dickenson-Russell or the Toms Creek preparation plant operated by Paramont where it is cleaned, blended and loaded on rail or truck for shipment to customers.  Dickenson-Russell purchased approximately 69,000 tons of coal from third parties that was blended with Dickenson-Russell's coal and shipped to our customers. As of December 31, 2008, the Dickenson-Russell business unit was operating at a capacity to ship approximately two million tons per year.

Enterprise. Our Enterprise business unit produces coal from three underground mines, using continuous miners and the room and pillar mining method.  One of the underground mines is operated by independent contractors. The coal from the underground mines is transported by truck to the Roxana coal preparation plant operated by Enterprise where it is cleaned, blended and loaded onto rail for shipment to customers. Enterprise also has four truck/loader surface mines, two of which are operated by independent contractors. The coal produced by the surface mine is transported to the Roxana preparation plant and Pioneer load-out facility where it is blended and loaded onto rail for shipment to customers. During 2008, Enterprise purchased approximately 181,000 tons of coal from third parties that was blended with Enterprise's coal and shipped to our customers. As of December 31, 2008, the Enterprise business unit was operating at a capacity to ship approximately three million tons per year.

West Virginia Operations

Kingwood. Our Kingwood business unit produced coal from two underground mines using continuous miners and the room and pillar mining method. One mine was staffed and operated by our Kingwood employees and one was operated by an independent contractor. The coal was belted to the Whitetail preparation plant operated by Kingwood where it was cleaned and loaded onto rail or truck for shipment to customers. During 2008, Kingwood purchased approximately 191,000 tons of coal from third parties that was blended with Kingwood's coal and shipped to our customers. In 2008, the Kingwood business unit shipped approximately 1.4 million tons.  On December 3, 2008, we announced the permanent closure of Kingwood.  The mine stopped producing coal in early January 2009 and Kingwood will cease equipment recovery operations by the end of April 2009.

Brooks Run North. Our Brooks Run North business unit produces coal from two underground mines using continuous miners and the room and pillar mining method. The Brooks Run North operation is staffed and operated by our Brooks Run North employees. The coal is transported by truck to the Erbacon preparation plant operated by Brooks Run North where it is cleaned, blended and loaded onto rail for shipment to customers. The Brooks Run North business unit has one surface mine operated by Brooks Run North employees.  As of December 31, 2008, the Brooks Run North business unit was operating at a capacity to ship approximately two million tons per year.

Brooks Run South. Our Brooks Run South business unit produces coal from ten underground mines using continuous miners and the room and pillar mining method. Four of the underground mines are operated by our employees, and the others are operated by independent contractors. The coal is transported by truck or rail to the Litwar and Kepler preparation plants operated by Brooks Run South or the Moss #3 plant operated by Dickenson-Russell, where it is cleaned, blended and loaded onto rail for shipment to customers.  During 2008, the Brooks Run South business unit purchased approximately 626,000 tons of coal from third parties that was blended with other coals and shipped to our customers. As of December 31, 2008, the Brooks Run South business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

Callaway/Cobra. Our Callaway business unit produces coal from three surface mining operations operated by our Callaway employees and one underground mine operated by our subsidiary Cobra Natural Resources, LLC (“Cobra”) using continuous miners and the room and pillar mining method.  Callaway also recovers coal from the road construction business operated by our subsidiary Nicewonder Contracting, Inc. (“NCI”).  Coal from the three surface mines and NCI is transported by truck to the Black Bear preparation plant or the Ben Creek or Mate Creek loadouts operated by Cobra or the Virginia Energy loadout operated by Callaway where the coal is cleaned, blended, and loaded onto rail for shipment to customers. Coal from the underground mine is belted to the Black Bear preparation plant where it is cleaned and then loaded into railcars at the Ben Creek loadout for shipment to our customers. Callaway purchased approximately 148,000 tons of coal from third parties in 2008.  As of December 31, 2008, the Callaway business unit was operating at a capacity to ship approximately five million tons per year, including coal recovered by NCI as part of its road construction business.

Pennsylvania Operations

AMFIRE. Our AMFIRE business unit produces coal from five underground mines using continuous miners and the room and pillar mining method. All of the underground mining operations at AMFIRE are staffed and operated by AMFIRE employees. The underground coal is delivered directly by truck to the customer, or to the Clymer or Portage coal preparation plants or raw coal loading docks where it is cleaned, blended and loaded onto a rail belt or truck for shipment to customers. AMFIRE also operates thirteen truck/loader surface mines, six of which are operated by independent contractors. The surface mined coal is delivered directly by truck to the customer or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is blended and loaded onto a rail belt or truck for shipment to customers. During 2008, AMFIRE purchased approximately 170,000 tons of coal from third parties that was blended with AMFIRE's coal and shipped to our customers. As of December 31, 2008, the AMFIRE business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

 Marketing, Sales and Customer Contracts

Our marketing and sales force, which is principally based in Abingdon, Virginia, included 28 employees as of December 31, 2008, and consists of sales managers, distribution/traffic managers, contract administrators and administrative personnel. In addition to selling coal produced in our eight regional business units, we are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our marketing efforts are centered on customer needs and requirements.  Our overall sales philosophy is to market coal products and blends tailored to meet our customer's individual needs and specifications.  Coal products and blends are sourced from Alpha’s captive production supplemented by third party purchase coal when needed to better meet customer requirements or enhance overall economics.  By offering coal of both steam and metallurgical grades to provide specific qualities of heat content, sulfur and ash, and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and provides us with the ability to sustain high sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities and steel manufacturers who have been customers of ours or our Predecessor and acquired companies for decades.

We sold a total of 28.3 million tons of coal in 2008, consisting of 23.4 million tons of produced and processed coal and 4.9 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 6.4 million tons in 2008, approximately 4.2 million tons were blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. Approximately 1.5 million tons of our 2008 purchased coal sales were processed by us, meaning we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. We sold a total of 28.5 million tons of coal in 2007, consisting of 24.4 million tons of produced and processed coal and 4.1 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 5.8 million tons in 2007, approximately 3.7 million tons were blended prior to resale.  Approximately 1.7 million tons of our 2007 purchased coal sales were processed by us. We sold a total of 29.1 million tons of coal in 2006, consisting of 24.7 million tons of produced and processed coal and 4.4 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 5.8 million tons in 2006, approximately 3.9 million tons were blended prior to resale. Approximately 1.4 million tons of our 2006 purchased coal sales were processed by us.  The breakdown of tons sold by market served for 2008, 2007 and 2006 is set forth in the table below:

	Steam Coal Sales (1) (2)		Metallurgical Coal Sales (2)
Year	Tons	% of Total Sales Volume	Tons	% of Total Sales Volume
	(In millions, except percentages)

2008	16.4	58%	11.9	42%
2007	17.5	62%	11.0	38%
2006	19.1	66%	10.0	34%

(1)
Steam coal sales include sales to utility and industrial customers. Sales of steam coal to industrial customers, who we define as consumers of steam coal who do not generate electricity for sale to third parties, accounted for approximately 3%, 3% and 4% of total sales in 2008, 2007 and 2006, respectively.

(2)
Our sales of steam coal during 2008, 2007, and 2006 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in countries in Europe, Asia and South America.

We sold coal to over 100 different customers in 2008. Our top ten customers in 2008 accounted for approximately 53.5% of 2008 revenues and our largest customer during 2008 accounted for approximately 12.1% of 2008 revenues. The following table provides information regarding our exports (including to Canada) in 2008, 2007 and 2006 by revenues and tons sold:

Year	Export Tons Sold	Export Tons Sold as a Percentage of Total Coal Sales Volume	Export Sales Revenues (1)	Export Sales Revenue as a Percentage of Total Revenues

2008	8.8	31%	$1,318.7	52%
2007	7.8	27%	$705.4	37%
2006	7.2	25%	$668.8	35%

(1)
Export sale revenues in 2008, 2007, and 2006 include approximately $1.5 million, $1.2 million and $0.7 million, respectively, in equipment export sales from our Maxxim Rebuild business. All other export sale revenues are coal revenues and freight and handling revenues.

Our export shipments during 2008, 2007 and 2006 serviced customers in 20, 14 and 18 countries, respectively, across North America, Europe, South America, Asia and Africa. Brazil was our largest export market in 2008, with sales to Brazil accounting for approximately 14% of export revenues and 7% of total revenues. Canada was our largest export market in 2007 and 2006, with sales to Canada accounting for approximately 15% and 17% of export revenues, respectively, and 6% of total revenues for 2007 and 2006.  All of our sales are made in U.S. dollars, which reduces foreign currency risk. Approximately 4% of our sales are subject to seasonal fluctuation, with sales to certain customers being curtailed during the winter months due to the freezing of lakes that we use to transport coal to those affected customers.

As is customary in the coal industry, when market conditions are appropriate and particularly in the steam coal market, we enter into long-term contracts (exceeding one year in duration) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. A significant majority of our steam coal sales are shipped under long-term contracts. The majority of the metallurgical coal sales contracts we entered into during 2005 and 2006 were long-term contracts. During 2008, approximately 80% and 64% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts and during 2007, approximately 81% and 44% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.

Our sales backlog, including backlog subject to price reopener and/or extension provisions, was approximately 34.7 million tons as of January 16, 2009 and approximately 36.4 million tons at the beginning of 2008. Of these tons, approximately 56% and 63% were expected to be filled within one year.

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

Distribution

We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer's needs. Our produced and processed coal is loaded from our eleven preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines, lake-going vessels and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 58% of total shipments of coal volume produced and processed coal from our mines to the preparation plant to the customer in 2008. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2008, approximately 4% of our coal sales were delivered to our customers through transport on the Great Lakes, approximately 19% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 8% was moved through the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates, and less than 2% was moved through the export terminals at Baltimore, MD and New Orleans, LA. We own a 40.6% interest in the coal export terminal at Newport News, VA operated by Dominion Terminal Associates. See “Other Operations.”

Competition

With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and with a large number of western coal producers. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. In 2008, imports accounted for a relatively small percentage of total U.S coal consumption.  As of October 2008, 3% of total U.S. coal consumption in 2008 was imported. Excess industry capacity, which has occurred in the past, tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for greater than 93% of 2008 domestic coal consumption as of October 2008. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures and commercial and industrial outputs in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.

Demand for our metallurgical coal and the prices that we will be able to obtain for metallurgical coal will depend to a large extent on the demand for U.S. and international steel, which is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export metallurgical market, during 2008 and 2007, we largely competed with producers from Australia, Canada, and other international producers of metallurgical coal.

Other Operations

We have other operations and activities in addition to our normal coal production, processing and sales business, including:

Road Construction Business. NCI operates a road construction business under a contract with the State of West Virginia Department of Transportation. Pursuant to the contract, NCI is building approximately 11 miles of rough grade road in West Virginia over the next one to two years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. As the road is constructed any coal recovered is sold by NCI as part of its coal operations.  The Company also has other minor road construction projects in conjunction with other surface mining operations.

Maxxim Rebuild. We own Maxxim Rebuild Co., LLC, a mining equipment company with facilities in Kentucky and Virginia. This business largely consists of repairing and reselling equipment and parts used in surface mining and in supporting preparation plant operations. Maxxim Rebuild had revenues of $42.0 million for 2008, of which approximately 85% was generated by services provided to our other subsidiaries and approximately 15% was generated by sales to external customers, including $1.5 million to export customers.

Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 40.6% interest in DTA, a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1984, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2008, we shipped a total of 2.3 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for operating expenses, which are offset by payments we receive for transportation incentive payments and for renting our unused storage space in the terminal to third parties. In 2008, we received cash payments related to the terminal of $6.6 million, partially offset by payments we made for expenses of $5.7 million. The terminal is held in a partnership with subsidiaries of two other companies, Arch Coal and Peabody Energy.

Gallatin.  In December 2006, our subsidiary, Palladian, acquired a 94% ownership interest in Gallatin, a start-up lime manufacturing business in Verona, Kentucky.  In September 2008, we sold our interest in Gallatin for cash in the amount of $45.0 million.

Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Employee and Labor Relations

Approximately 96% of our coal production in 2008 came from mines operated by union-free employees, and as of December 31, 2008, over 93% of 3,779 employees were union-free. We believe our employee relations are good.  There have been no material work stoppages at any of our properties in the past ten years.

We compete with other coal producers, particularly in the Appalachian region, for the services of experienced coal industry employees at all levels of our mining operations.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater and surface water quality and quantities.  These requirements have had, and will continue to have, a significant effect on our production costs and our competitive position.  More stringent future requirements may impose substantial increases in equipment and operating costs on us and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. We intend to respond to any such future requirements at the appropriate time by implementing necessary modifications to facilities or operating procedures. Future requirements, such as those related to greenhouse gas emissions, may also impose substantial cost increases on coal-fired power plants and industrial boilers, thereby reducing the demand for coal. Any such requirements may adversely affect our mining operations, cost structure, revenues, or the ability of our customers to use coal.

Federal and state laws and regulations also address the reclamation and restoration of mining properties after mining has been completed. As of December 31, 2008, we had accrued $98.9 million for reclamation liabilities and mine closures, including $8.4 million of current liabilities.

We strive to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time. Since our inception in 2002, none of the assessed violations or associated monetary penalties has been material to our operations. Nonetheless, we expect that future liability under or compliance with environmental, health and safety requirements could have a material effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits and criminal sanctions, could be imposed for failure to comply with these requirements.

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

In addition to possible future U.S. treaty obligations, regulation of greenhouse gases in the United States could occur pursuant to federal legislation, regulatory changes under the Clean Air Act, state initiatives, or otherwise. At the federal level, Congress is actively considering numerous climate change bills, including bills that would establish nationwide cap-and-trade programs to reduce greenhouse gas emissions. This consideration is expected to continue in 2009 under the new Administration, which as identified climate change legislation as one of its priorities.

To date, the U.S. Environmental Protection Agency (the “USEPA”) has not regulated carbon dioxide emissions.  In 2007, however, the U.S. Supreme Court ruled in Massachusetts v. Environmental Protection Agency that the Clean Air Act gives the USEPA the authority to regulate vehicle tailpipe emissions of greenhouse gases and that the USEPA had not yet articulated a reasonable basis for not issuing such regulation.  A similar lawsuit, currently pending before the U.S. Court of Appeals for the District of Columbia Circuit, challenges the USEPA’s failure in 2006 to regulate carbon dioxide in its new source performance standards covering power plants and industrial boilers.  Consequently, the USEPA may seek to impose emission limitations for carbon dioxide from stationary sources such as power plants.

State and regional climate change initiatives are taking effect before federal action. Ten Northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont) have entered into the Regional Greenhouse Gas Initiative (“RGGI”) Agreement, calling for a ten percent reduction of carbon dioxide emissions by 2018. RGGI has commenced auctioning of carbon dioxide allowances for its first control period of 2009 to 2011. Many other greenhouse gas initiatives, including the Western Regional Climate Action Initiative and recently enacted California legislation, are in various stages of development.

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

Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations.  The permitting process requires us to present data to federal, state or local authorities pertaining to the effects or impacts that any of our proposed production, processing of coal, or other activities may have upon the environment. The authorization, permitting and/or implementation requirements imposed by the permits or authorizations may be costly, time and resource consuming, and may delay commencement or continuation of our operations. Also, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and/or deny or cause delay in the issuance of additional permits if certain officers, directors or stockholders have violated federal or state mining laws or if any of those people is in a position to control another entity that has outstanding permit violations.

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

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals from the OSM, or from the applicable state agency if that state agency has obtained primacy. States in which we have active mining operations have achieved primacy.

SMCRA permit provisions and performance standards include a complex set of requirements which include, but are not limited to the following: reclamation performance bonds; coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; disposal of excess spoil; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; post mining land use development; re-vegetation: compliance with many other major environmental statutes, including the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

Also, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced. In 2008, 2007 and 2006, we recorded expenses of $4.3 million, $5.0 million and $5.0 million, respectively, for this reclamation tax.

Mountaintop Removal (“MTR”) mining is a legal but controversial method of surface mining.  MTR accounted for less than ten percent of our total 2008 coal production. Certain special interest groups have recently waged a public relations assault upon MTR and have encouraged the introduction of legislation at the state and federal level to restrict or ban it. Should changes in laws, regulations or availability of permits severely restrict or ban MTR in the future, our production and associated profitability could be adversely impacted.

Surety Bonds. Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including, but not limited to, mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other miscellaneous obligations. We have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. We also have a committed bonding facility with the Chubb Group of Insurance Companies, pursuant to which Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. We further have a facility with Safeco Insurance Company of America whereby they have agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $35.0 million. As of December 31, 2008, we have posted an aggregate of $149.0 million in reclamation bonds and $9.6 million of other types of bonds under these facilities.

Clean Air Act. The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. As many of these regulatory programs are still under development or are subject to judicial challenge, it is not always possible to determine their impact on coal demand nationwide.  In addition to the greenhouse gas issues discussed above, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

·
Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 Megawatts. Generally, the affected electricity generators have sought to meet these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Because the Acid Rain program is a mature program, we believe that the impact of this regulation has been factored into the demand for coal nationally. Accordingly, we do not believe that the Acid Rain program by itself will continue to impact the demand for coal nationally.

·
Fine Particulate Matter. The Clean Air Act requires the USEPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10, and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. The USEPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to twelve years from the date of designation to secure emissions reductions from sources contributing to the problem. Meeting the new PM2.5 standard may require reductions of nitrogen oxide and sulfur dioxide emissions that are separate and distinct from the reductions that may be required under any other program. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fired plants and all plants in “non-attainment” areas. The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Ozone. The USEPA’s revised ozone NAAQS became effective May 27, 2008. As a result, significant additional emissions control expenditures may be required at coal-fired power plants to meet the revised ozone NAAQS. Nitrogen oxides, which are a by-product of coal combustion, are classified as an ozone precursor. Accordingly, we expect that there may be additional emissions control requirements necessary on new and expanded coal-fired power plants and industrial boilers in the years ahead.  The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Clean Air Interstate Rule. In 2005, the USEPA issued the Clean Air Interstate Rule (“CAIR”) requiring power plants in 29 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide. The CAIR requires states to regulate power plants under a cap and trade program similar to the system now in effect for acid deposition control. When fully implemented, the CAIR is expected to reduce regional sulfur dioxide emissions by over 70% and nitrogen oxides emissions by over 60% from 2003 levels. The CAIR may require many coal-fired electricity generation plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low sulfur coal at these plants and thereby potentially reduce market prices for low sulfur coal. Following prolonged judicial action, the CAIR is currently in effect, with the USEPA required to initiate further proceedings to modify it.  Such proceedings, which likely will make the CAIR more stringent, are likely to take about two years.  The CAIR may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

·
Regional Haze. The USEPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. Each state affected by this USEPA program was required to submit to the USEPA a Regional Haze SIP to achieve the goals of the program. Most affected states based their SIPs on the CAIR.  As a result of the ongoing CAIR proceedings, we are unable to predict the magnitude of the impact of the Regional Haze Rule.

·
New Source Review. A number of pending regulatory changes and court actions will affect the scope of the USEPA’s new source review program, which under certain circumstances requires existing coal-fired power plants to install the more stringent air emissions control equipment required of new plants.  The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not known, we are unable to predict the magnitude of the impact.

·
State Initiatives. The Clean Air Act generally authorizes states to issue air emissions regulations more stringent than the federal regulations.  In addition to the federal programs, several states have proposed or adopted legislation or regulations limiting air emissions, such as sulfur dioxide, nitrogen oxide, and mercury from coal-fired power plants.

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

In 2007, the USEPA filed a lawsuit against another major coal company for alleged exceedances of its Clean Water Act permit limits. Subsequently, each of Alpha’s operating subsidiaries conducted an assessment of its NPDES monitoring and reporting practices, which identified some exceedances of permit limits.  In 2008, each of Alpha’s West Virginia subsidiaries entered into Consent Orders with the West Virginia Department of Environmental Protection on this matter, resulting in their agreement to pay penalties totaling $0.7 million.

The Clean Water Act also empowers states to develop and enforce “in stream” water quality standards, establish total maximum daily load (“TMDL”) limitations for stream segments designated as impaired, and adopt anti-degradation restrictions for high quality waters.  Under each of these programs, our discharges and those of coal-fired power plants could be subject to substantially more stringent discharge limits.  In particular, some of our operations currently discharge effluents into stream segments that have been designated as impaired and the adoption of new TMDL related effluent limitations for our coal mines could require more costly water treatment and could adversely affect our coal production.

·
Dredge and Fill Permits. Certain of our activities involving road building, placement of excess material, and mine development require a Section 404 dredge and fill permit from the Army Corps of Engineers (“COE”) and a Section 401 certification or its equivalent from the state in which the mining activities are proposed.  In recent years, the Section 404 permitting process has faced various challenges, and is subject to ongoing challenges, in the courts.   These challenges have resulted in increased costs and delays in the permitting process. On February 13, 2009, the U.S. Court of Appeals for the fourth circuit issued an industry favorable ruling in the OVEC v Aracoma (Chambers) case.  This ruling affirms the legality of in-stream sediment control structures and should allow the COE to begin clearing up the serious backlog of 404 permits that are currently pending.  Other pending decisions to active challenges or legislative or policy changes could cause additional increases in the costs, time and difficulty associated with obtaining and complying with the permits, and could, as a result, adversely affect our coal production.

Endangered Species Act. The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the areas in which we operate are protected under the ESA.  Compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. However, based on the species that have been identified to date and the current implementation of applicable laws and regulations, we do not believe there are any species protected under the ESA that would materially and adversely affect our ability to obtain permits and mine coal from our properties in accordance with current mining plans. The U.S. Fish and Wildlife Service is working closely with OSM and State regulatory agencies to insure that species subject to the ESA are protected from mining-related impacts. Should more stringent ESA protective measures be applied, then we could experience increased operating costs or difficulty in obtaining future mining permits.

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

The USEPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill, and OSM is currently developing these regulations. The agency also concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability.  It is anticipated that the recent fly ash spill at the Tennessee Valley Authority’s Kingston Power Plant will likely result in increased scrutiny by the USEPA and OSM during this rule-making process.  For example, House Natural Resources Chairman Nick J. Rahall has just recently proposed a bill that would require coal-ash impoundments to be subject to the same standards as coal slurry impoundments under SMCRA.

Federal and State Superfund Statutes. Superfund and similar state laws may affect coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liability may be imposed on waste generators, site owners or operators and others regardless of fault. In 2008, USEPA notified us that we might be a de minimis contributor to a Superfund site. In addition, although unlikely due to the stringent nature of the current SMCRA regulations, mining operations may have reporting obligations under the Emergency Planning and Community Right to Know Act and the Superfund Amendments and Reauthorization Act.

Davis-Bacon Act.  The State of West Virginia adopted in major part the Davis-Bacon Act of 1931.  Due to our road construction business with the State of West Virginia, we may be required to pay wages that comply with the Davis-Bacon Act.  Generally, the Davis-Bacon Act stipulates that every contract in excess of $2,000, to which any U.S. state or the District of Columbia is a party, for construction, alteration, and/or repair, including painting and decorating, of public buildings or public works of any U.S. state or the District of Columbia within the geographical limits of any U.S. state or the District of Columbia, and which requires or involves the employment of mechanics and/or laborers shall contain a provision stating the minimum wages to be paid various classes of laborers and mechanics which shall be based upon the wages that will be determined by the Secretary of Labor to be prevailing for the corresponding classes of laborers and mechanics employed on projects of a character similar to the contract work in the city, town, village, or other civil subdivision of the state in which the work is to be performed.

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

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (who is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before the end of the first quarter of 2010.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH and as such neither NCI nor the Company believe, at this time, that they have any monetary expense from this ruling. As of December 31, 2008, the Company recorded a $7.9 million long-term receivable for the recovery of these costs from the WVDOH and a $7.9 million long-term liability for the obligations under the ruling.

Item 1A.	Risk Factors

Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for approximately 58% and 62% of our coal sales volume during 2008 and 2007, respectively. The majority of our sales of steam coal for 2008 and 2007 were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. We expect many new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 42% and 38% of our coal sales volume during 2008 and 2007, respectively.  Any deterioration in conditions in the U.S. steel industry would reduce the demand for our metallurgical coal and could impact the collectability of our accounts receivable from U.S. steel industry customers. In addition, the U.S. steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use coke. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. If the demand and pricing for metallurgical coal in international markets decreases in the future, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. The prices we receive for coal depend upon factors beyond our control, including:

•	the supply of and demand for domestic and foreign coal;
•	the demand for electricity;
•	domestic and foreign demand for steel and the continued financial viability of the domestic and foreign steel industry;
•	interruptions due to transportation delays;
•	domestic and foreign governmental regulations and taxes;
•	air emission standards for coal-fired power plants;
•	regulatory, administrative, and judicial decisions;
•	the price and availability of alternative fuels, including the effects of technological developments;
•	the effect of worldwide energy conservation measures; and
•	the proximity to, capacity of, and cost of transportation and port facilities.

During 2008, the market for coal experienced considerable price volatility. Although there was an overall increase in the average sales price of our coal in 2008, in the fourth quarter of 2008, the average realized price per ton decreased from the peak price level that had been reached in the third quarter of 2008. In addition, global demand for coal declined significantly in the fourth quarter of 2008.

Declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to improve our productivity and invest in our operations.

Ongoing instability and volatility in the worldwide financial markets have created uncertainty, which could adversely affect our business and the price of our common shares.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. The current tightening of credit in financial markets could adversely affect our customers’ ability to obtain financing for operations and could result in a decrease in the demand, the cancellation of orders for our coal products, or the restructuring of agreements with our coal customers. In particular, steel producers in several countries have recently announced price and production cuts. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for coal and on our sales, margins, and profitability. During this recent period of intense market disruption, the market price for our common shares has declined substantially.  We continue to monitor economic developments and the resulting impact on our business and other suppliers and customers closely.  However, we are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

 Extensive environmental laws and regulations affect our customers and could reduce the demand for coal as a fuel source and cause our sales to decline.

Our operations and those of our customers are subject to extensive environmental laws and regulations relating to air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment, surface subsidence from underground mining, the effects of mining on groundwater and surface water quality and quantities, and permitting of operations.  These requirements are a significant part of the costs of our respective businesses, and our costs relating to environmental matters are increasing as environmental requirements become more stringent.

In particular, the Clean Air Act and similar state and local laws and regulations limit the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal.  A series of more stringent requirements are expected to become effective in coming years.

One major by-product of burning coal is carbon dioxide, which is a greenhouse gas and is a major source of concern with respect to global warming. Future regulation of greenhouse gases in the United States could occur pursuant to potential U.S. treaty obligations, such as the projected new treaty to replace the Kyoto Protocol, and new legislation that may establish a carbon tax or cap-and-trade program. State and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted California legislation, may take effect before federal action.

Considerable uncertainty is associated with these air emissions initiatives. The content of new treaties or legislation is not yet determined and many of the new regulatory initiatives remain subject to review by the agencies or the courts. Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues.  Any more stringent air emissions requirements, however, are likely to impose significant emissions control expenditures on many coal-fired power plants and industrial boilers and could have the effect of making them unprofitable. As a result, these generators may switch to other fuels that generate less of these emissions, possibly reducing future demand for coal and the construction of coal-fired power plants. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards.  In the future, there may be fuel switching away from coal.

Also, see Item 1, “Environmental and Other Regulatory Matters” for a discussion of environmental issues potentially affecting our operations.

The government also extensively regulates other aspects of our mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce and sell coal.

In addition to environmental requirements, the coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as employee health and safety, mandated benefits for retired coal miners, and other mine permitting and licensing requirements.

The costs, liabilities and requirements associated with these regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability, could be adversely affected.

The possibility exists that new laws, regulations or orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal. For example, in reaction to mine accidents during 2005 in West Virginia, state and federal legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.  In 2006, Congress enacted the MINER Act, which imposed additional burdens on coal operators, including (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) insuring the availability of mine rescue teams, and (c) promptly notifying federal authorities in the event of a certain events; (ii) increased penalties for violations of the applicable federal laws and regulations; and (iii) the requirement that new standards be implemented regarding the manner in which closed areas of underground mines are sealed.

During 2008, MSHA continued its regulatory proceedings to implement the MINER Act. Various states also have enacted their own new laws and regulations addressing many of these same subjects.  In 2007, the State of West Virginia, for example, enacted legislation that imposes additional burdens on coal operators, including, among other things, a) the prohibition of the use of belt air unless approval is obtained; b) imposing additional design requirements for seals; c) mandating education and certification programs for miners; and d) continuing its advance for the imposition of additional technological improvements recommended by a task force. Our compliance with these or any new mine health and safety laws and regulations could increase our mining costs and could have a material adverse effect on our financial condition and results of operations.

Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and decreased production and sales and adversely affect our operating results and could result in impairments to our assets.

A majority of our coal mining operations are conducted in underground mines and the balance of our operations is at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we or our Predecessor have experienced in the past include:

•	enactment of new environmental or health and safety laws or regulations or changes in interpretations of current requirements;
•	delays and difficulties in obtaining, maintaining or renewing necessary permits or mining or surface rights;
•	the termination of material contracts by state or other governmental authorities;
•	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;
•	mining and processing equipment failures and unexpected maintenance problems;
•	limited availability of mining and processing equipment and parts from suppliers;
•	the proximity to, capacity of, and cost of transportation facilities;
•	adverse weather and natural disasters, such as heavy rains and flooding or hurricanes;
•	accidental mine water discharges;
•	the unavailability of qualified labor;
•	strikes and other labor-related interruptions; and
•	unexpected mine safety accidents, including fires and explosions from methane and other sources.

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results and could result in impairments to our assets.

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

Coal with lower production costs shipped east from western coal mines and from offshore sources has resulted in increased competition for coal sales in the Appalachian region. In addition, coal companies with larger mines that utilize the long-wall mining method typically have lower mine operating costs than we do and may be able to compete more effectively on price.  This competition could result in a decrease in our market share in this region and a decrease in our revenues.

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

We also compete in international markets against coal produced in other countries. Measured by tons sold, exports accounted for approximately 31% of our sales in 2008. The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. For example, if the value of the U.S. dollar were to rise against other currencies in the future, our coal would become relatively more expensive and less competitive in international markets, which could reduce our foreign sales and negatively impact our revenues and net income. In addition, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.

We face numerous uncertainties in estimating our recoverable coal reserves, and inaccuracies in our estimates could result in decreased profitability from lower than expected revenues or higher than expected costs.

Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our estimates of reserve information on engineering, economic and geological data assembled and analyzed by our internal engineers and periodically reviewed by third-party consultants. There are numerous uncertainties inherent in estimating the quantities and qualities of, and costs to mine, recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	future mining technology improvements;
•	the effects of governmental regulations;
•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas we currently mine; and
•	future coal prices, operating costs, capital expenditures, severance and excise taxes, royalties and development and reclamation costs.

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

Our work force could become increasingly unionized in the future and our unionized or union-free hourly work force could strike, which could adversely affect the stability of our production and reduce our profitability.

Approximately 96% of our 2008 coal production came from mines operated by union-free employees. As of December 31, 2008, over 93% of our 3,779 employees are union-free. However, our subsidiaries' employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Any further unionization of our subsidiaries' employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

One of our Virginia subsidiaries has two contracts with the United Mine Workers of America (“UMWA”) that cover approximately 248 employees.  One of our West Virginia subsidiaries has a Bituminous Coal Operators Association (“BCOA”) contract with the UMWA covering approximately 17 UMWA employees.  Also, the other West Virginia subsidiary, which is idle, has a BCOA wage agreement with the UMWA that could be terminated by our subsidiary or the UMWA with notice but since it is idle, no employees are affected at this time. However, if the operation becomes active again, these employees could be affected.

As is the case with our union-free operations, the UMWA represented employees could strike, which would disrupt our production, increase our costs, and disrupt shipments of coal to our customers, which could reduce our profitability.

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

We continually seek to expand our operations and coal reserves through acquisitions. In the past five years, we have completed six significant acquisitions and several smaller acquisitions and investments.  Our ability to complete acquisitions is subject to availability of attractive targets on terms acceptable to us and general market conditions, among other things.  If we are unable to successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition or results of operations. Acquisition transactions involve various inherent risks, including:

•
uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mine safety liabilities) of, acquisition candidates;

•	the potential loss of key customers, management and employees of an acquired business;
•	the ability to achieve identified operating and financial synergies from an acquisition in the amounts and on the timeframe;
•	problems that could arise from the integration of the acquired business, including the application of our internal control processes to the acquired business; and
•	unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying our rationale for pursuing the acquisition.

 Any one or more of these factors could cause us not to realize the benefits anticipated to result from an acquisition.

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. For instance, in connection with the Nicewonder Acquisition in October 2005, we issued and subsequently repaid $221.0 million principal amount of promissory installment notes of one of our indirect, wholly-owned subsidiaries, we issued 2,180,233 shares of our common stock valued at approximately $53.2 million. In addition, we entered into a new $525.0 million credit facility, a portion of the net proceeds of which we used to pay the cash purchase price and acquisition expenses and the first installment of principal due on the promissory notes.  Future acquisitions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

Changes in purchasing patterns in the coal industry may make it difficult for us to extend existing supply contracts or enter into new long-term supply contracts with customers, which could adversely affect the capability and profitability of our operations.

We sell a significant portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.   During 2008, approximately 80% and 64% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts. At December 31, 2008, our long-term coal supply agreements had remaining terms of up to eight years and an average remaining term of approximately two years. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including pricing terms less favorable to us. For additional information relating to our long-term coal supply contracts, see “Business -- Marketing, Sales and Customer Contracts.”

As of January 16, 2009, approximately 11% and 62%, respectively, of our planned production for 2009 and 2010 was uncommitted. We may not be able to enter into coal supply agreements to sell this production on terms, including pricing terms, as favorable to us as our existing agreements.

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

As a result of the economic slowdown that has resulted in deep cuts in worldwide steel production and the application of such price adjustment and other similar provisions in our long-term supply contracts, we had to restructure certain agreements under mutually acceptable terms with our steel customers in late 2008. A continuation or decline in the current economic conditions would likely result in an increase in the number of restructured agreements.

Due to the risks mentioned above with respect to long-term supply contracts, we may not achieve the revenue or profit we expect to achieve from these sales commitments.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues and profitability.

Our largest customer during 2008 accounted for approximately 12% of our total revenues. We derived approximately 54% of our 2008 total revenues from sales to our ten largest customers. These customers may not continue to purchase coal from us under our current coal supply agreements, or at all. If these customers were to reduce their purchases of coal from us significantly or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

Demand for our coal changes seasonally and could have an adverse effect on the timing of our cash flows and our ability to service our existing and future indebtedness.

Our business is seasonal, with operating results varying from quarter to quarter. We have historically experienced lower sales during winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers. As a result, our first quarter results may be negatively impacted.  Lower than expected sales by us during this period could have an adverse affect on the timing of our cash flows and therefore our ability to service our obligations with respect to our existing and future indebtedness.

A decline in demand for metallurgical coal would limit our ability to sell our high quality steam coal as higher-priced metallurgical coal and could affect the economic viability of certain of our mines that have higher operating costs.

    Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the metallurgical and steam coal markets. We decide whether to mine, process and market these coals as metallurgical or steam coal based on management's assessment as to which market is likely to provide us with a higher margin. We consider a number of factors when making this assessment, including the difference between the current and anticipated future market prices of steam coal and metallurgical coal, the lower volume of saleable tons that results from producing a given quantity of reserves for sale in the metallurgical market instead of the steam market, the increased costs incurred in producing coal for sale in the metallurgical market instead of the steam market, the likelihood of being able to secure a longer-term sales commitment by selling coal into the steam market and our contractual commitments to deliver different types of coals to our customers.  During the fourth quarter of 2008, steel production worldwide decreased 24% resulting in a decrease in the demand for metallurgical coal. Any further deterioration in conditions in the U.S. steel industry could further reduce the demand for our metallurgical coal.  Furthermore, a decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, thereby reducing our revenues and profitability.

Most of our metallurgical coal reserves possess quality characteristics that enable us to mine, process and market them as high quality steam coal. However, some of our mines operate profitably only if all or a portion of their production is sold as metallurgical coal to the steel market. If demand for metallurgical coal declined to the point where all the production from these mines had to be sold as steam coal, theses mines may not be economically viable and subject to closure. Such closures would lead to asset impairment charges, accelerated reclamation costs, as well as reduced revenue and profitability.

Disruption in supplies of coal produced by contractors and other third parties could temporarily impair our ability to fill customers' orders or increase our costs.

In addition to marketing coal that is produced by our subsidiaries' employees, we utilize contractors to operate some of our mines. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. For example, during 2005, production at our contractor operations ran approximately 25% behind plan, primarily due to shortages in the supply of labor.  As a result of this shortfall, we were forced to purchase coal at a higher cost than planned so we could meet commitments to customers.  To meet customer specifications and increase efficiency in fulfillment of coal contracts, we also purchase and resell coal produced by third parties from their controlled reserves. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale, and we also process (which includes washing, crushing or blending coal at one of our preparation plants or loading facilities) a portion of the coal that we purchase from third parties prior to resale. We sold 4.9 million tons of coal purchased from third parties during 2008, representing approximately 17% of our total sales during 2008. We believe that approximately 65% of our purchased coal sales in 2008 were blended with coal produced from our mines prior to resale, and approximately 5% of our total sales in 2008 consisted of coal purchased from third parties that we processed before resale. The availability of specified qualities of this purchased coal may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of contractor-produced coal and purchased coal could temporarily impair our ability to fill our customers' orders or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for contractor-produced coal or purchased coal could increase our costs and therefore lower our earnings. Although increases in market prices for coal generally benefit us by allowing us to sell coal at higher prices, those increases also increase our costs to acquire purchased coal, which lowers our earnings.

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

Fair value of derivative instruments that are not accounted for as a hedge could cause earnings volatility in our statement of income for a given period.

We participate in forward purchase and forward sales contracts that are considered derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure that is being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

Certain of our forward coal purchase and sales contracts that are considered derivative instruments do not qualify under the “normal purchase and normal sales” exception under SFAS 133. Transactions that do not qualify for this exception are required to be marked to market and currently do not qualify for hedge accounting. Accordingly, changes in fair value for these forward sales and forward purchase contracts have been recorded in the income statement and are reflected in (increase) decrease in fair value of derivatives instruments, net.  During 2008, we had a net decrease in the fair value of these derivative instruments of $9.3 million consisting of a decrease in fair value of forward purchase coal contracts in the amount of $14.3 million, partially offset by an increase in fair value of forward sale coal contracts of $5.0 million.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into swap agreements and diesel fuel put options to reduce the volatility in the price of diesel fuel for our operations.  These diesel fuel swap agreements and put options are not designated as a hedge for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be marked to market and recorded in cost of sales, which may also result in earnings volatility. During 2008, we entered into diesel fuel swaps and put options each for approximately 15.6 million gallons or 50% of the Company's anticipated 2009 diesel fuel usage.  These diesel fuel swaps and put options use the NYMEX New York Harbor #2 heating oil as the underlying commodity reference price.  During 2008, we had a net decrease of $38.0 million in the fair value of these diesel fuel derivative instruments consisting of a decrease of $38.0 million in the fair value of swap agreements, an increase in the fair value of purchased put options of $3.9 million, and a decrease in the fair value of sold put options of 3.9 million.

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

In 2008, 58% of our produced and processed coal volume was transported from the preparation plant to the customer by rail. In the past, we have experienced a general deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs. If there are future disruptions of the transportation services provided by the railroad companies we use and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

We have investments in mines, loading facilities, and ports that in most cases are serviced by a single rail carrier. Our operations that are serviced by a single rail carrier are particularly at risk to disruptions in the transportation services provided by that rail carrier, due to the difficulty in arranging alternative transportation. If a single rail carrier servicing our operations does not provide sufficient capacity, revenue from these operations and our return on investment could be adversely impacted.  In addition, our coal is transported from our mines to our loading facilities by trucks owned and operated by third parties.  The states of West Virginia and Kentucky enforce weight limits on coal trucks on their public roads. It is possible that other states in which our coal is transported by our contract carriers could undertake similar actions to increase enforcement of weight limits.  Such stricter enforcement actions could result in shipment delays and increased costs. An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production on a profit-making basis and could therefore adversely affect our revenues and earnings.

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

Furthermore, global financial markets have been experiencing extreme disruption in recent months, including, among other things, severely diminished liquidity and credit availability.  We continue to monitor these developments and the resulting impact on our business and our suppliers and customers closely. A continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events, is likely to significantly impact the creditworthiness of our customers and could increase the risk we bear on payment default.

Our business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.

Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. As of December 31, 2008, we owned or leased 599.7 million tons of proven and probable coal reserves that we believe will support current production levels for more than 20 years, which is less than the publicly reported amount of proven and probable coal reserves and reserve lives (based on current publicly reported production levels) of the other large publicly traded coal companies. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.

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

Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities.  Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities.  Such inefficiencies would likely reduce our production, cash flow, and profitability.

In particular, certain of our activities involving valley fills, ponds or impoundments, road building, placement of excess material, and other mine development activities require a Section 404 dredge and fill permit from the Army Corps of Engineers (“COE”) and a Section 401 certification or its equivalent from the state in which the mining activities are proposed.  In recent years, the Section 404 permitting process has faced a series of court challenges that have resulted in increased costs and delays in the permitting process.  Future challenges or changes to the permitting process could cause additional increases in the costs, time, and difficulty associated with obtaining and complying with the permits, and could, as a result, adversely affect our coal production.

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

In addition, due to the current instability and volatility of the financial markets, our current surety bond providers may experience difficulties in providing new surety bonds to us, maintaining existing surety bonds, or satisfying liquidity requirements under existing surety bond contracts.  In that event, we would be required to find alternative sources of funding to satisfy our payment obligations, which may require greater use of our credit facility.

We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act (“SMCRA”) establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations currently use hazardous materials, and from time to time we generate limited quantities of hazardous wastes. Our Predecessor and acquired companies also utilized certain hazardous materials and generated similar wastes. We may be subject to claims under federal or state statutes or common law doctrines for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater, and other natural resources. Such claims may arise out of current or former conditions at sites that we own or operate currently, as well as at sites that we or our Predecessor and acquired companies owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, causing extensive damage to the environment and natural resources, as well as liability for related personal injuries and property damages. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. The recent failure of the fly ash impoundment at the Tennessee Valley Authority’s Kingston Power Plant, which is not regulated in the same manner as our slurry impoundments, could result in additional scrutiny of our impoundments.

These and other unforeseen environmental impacts that our operations may have, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect our business.

Also, see Item 1, “Environmental and Other Regulatory Matters” for discussion related to “Superfund,” and “RCRA.”

Defects in title of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, and in some cases title with respect to leased properties is not verified at all. Our right to mine some of our reserves may be materially adversely affected by actual or alleged defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or could even lose our right to mine on that property, which could adversely affect our profitability.

If our assumptions regarding our likely future expenses related to benefits for non-active employees are incorrect, then expenditures for these benefits could be materially higher than we have predicted.

When we acquired the assets of our Predecessor and acquired companies, those operations were subject to long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. We assumed a portion of these long-term obligations and are continuing to incur additional costs from our operations for postretirement, workers' compensation and black lung liabilities. The current and non-current accrued portions of these long-term obligations, as reflected in our consolidated financial statements as of December 31, 2008, included $61.3 million of postretirement medical obligations and $11.3 million of self-insured workers' compensation and black lung obligations. These obligations have been estimated based on assumptions that are described in the notes to our consolidated financial statements included elsewhere in this report. However, if our assumptions are incorrect, we could be required to expend greater amounts than anticipated.

Several states in which we operate consider changes in workers' compensation laws from time to time, which, if enacted, could adversely affect us. In addition, if any of the sellers from whom we acquired our operations fail to satisfy their indemnification obligations to us with respect to postretirement claims and retained liabilities, then we could be required to expend greater amounts than anticipated. The inability of the sellers of our Predecessor and acquired companies to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations. Moreover, under certain acquisition agreements, we agreed to permit responsibility for black lung claims related to the sellers' former employees who are employed by us for less than one year after the acquisition to be determined in accordance with law (rather than specifically assigned to one party or the other in the agreements). We believe that the sellers remain liable as a matter of law for black lung benefits for their former employees who work for us for less than one year; however, an adverse ruling on this issue could increase our exposure to black lung benefit liabilities.

Our significant amount of indebtedness could harm our business by limiting our available cash and our access to additional capital and could force us to sell material assets or take other actions to attempt to reduce our indebtedness.

Our financial performance could be affected by our amount of indebtedness. At December 31, 2008, we had $539.1 million of indebtedness outstanding, representing 43% of our total capitalization. This indebtedness consisted of $287.5 million principal of our convertible senior notes, a $233.1 million term loan under our current credit facility and $18.5 million of other indebtedness, including $0.2 million of capital lease obligations extending through March 2009, and $18.3 million payable to an insurance premium finance company. In addition, under our current credit facility, we had $82.6 million of letters of credit outstanding at December 31, 2008.

This level of indebtedness could have important consequences to our business. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development, debt service requirements or other general corporate requirements;
•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and in the coal industry;
•	make it more difficult to self-insure and obtain surety bonds or letters of credit;
•	limit our ability to enter into new long-term sales contracts; and
•	place us at a competitive disadvantage compared to less leveraged competitors.

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our requirements under our other long term liabilities. In the absence of sufficient cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our current credit facility restricts our ability to sell assets and use the proceeds from the sales. We may not be able to consummate any such sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, substantially all of our material assets secure our indebtedness under our current credit facility.

We may also be able to incur substantially more debt which could further exacerbate the risks associated with our significant indebtedness.

We may be able to incur substantial additional indebtedness in the future under the terms of our credit facility. Our current credit facility provides for a revolving line of credit of up to $375.0 million, of which $292.4 million was available as of December 31, 2008. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our credit facility is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.

Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facility, limit our ability to obtain or renew surety bonds and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.

At December 31, 2008, we had $82.6 million of letters of credit in place, of which $73.0 million served as collateral for reclamation surety bonds and $9.6 million secured miscellaneous obligations. Our credit facility provides for revolving commitments of up to $375.0 million, all of which can be used to issue additional letters of credit. In addition, obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations.

The terms of our credit facility limit our and our subsidiaries’ ability to take certain actions, which may adversely affect our business.

Our credit facility contains a number of significant restrictions and covenants that limit our ability and our subsidiaries' ability to, among other things, incur additional indebtedness, enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, if we violate these covenants and are unable to obtain waivers from our lenders, our debt under this agreement would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

Certain terms of our convertible notes may adversely impact our liquidity.

Upon conversion of our convertible notes, we will be required to pay in cash the lesser of the principal amount of the converted notes and the sum of a calculated daily conversion value over an averaging period. As a result, the conversion of the convertible notes may significantly reduce our liquidity.

Sales of additional shares of our common stock, the exercise or granting of additional stock options or conversion of our convertible notes could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options or the conversion of our convertible bonds, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

As of December 31, 2008, there were:

•	519,984 shares of common stock issuable upon the exercise of stock options with a weighted-average exercise price of 17.87;
•	17,056 restricted share units issued to directors to be converted to common stock upon separation of service;
•	35,492 shares to be issued to recipients of performance share awards (based on actual results) at the end of a performance period which ended on December 31, 2008;
•	292,551 shares to be issued to recipients of performance share awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2009; and
•	122,657 shares to be issued to recipients of performance share awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2010.

The price of our common stock could also be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock and our convertible notes.

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

Our inability to continue or expand the Nicewonder existing road construction and coal recovery business could adversely affect the expected benefits from the Nicewonder acquisition.

Our subsidiary, Nicewonder Contracting, Inc. (“NCI”), operates a road construction business under a contract with the State of West Virginia. Pursuant to the contract, NCI is building approximately 11 miles of rough grade highway in West Virginia over the next one to two years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated or filled to create a road bed, as well as for certain other cost components. In the course of the road construction, NCI will recover any coal encountered and sell the coal to its customers, subject to certain costs, including coal loading, transportation, coal royalty payments and applicable taxes and fees.

The State of West Virginia has only approved funding for a portion of this road construction. If West Virginia does not fund the remaining sections of the highway project, it would adversely affect NCI's earnings. Even if West Virginia funds the remainder of this project through the next one to two years, we are uncertain whether the state will fund any similar projects in the future.

The Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and NCI in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (who is now a party to the suit) could not, under the circumstances of this case, enter into a contract not requiring the contractor to pay the prevailing wages as required by the Davis-Bacon Act.  Although the Court has not yet decided what remedy it will impose, regarding the prevailing wage issue, we expect a ruling before the end of the first quarter of 2010.  We anticipate that the most likely remedy would be a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has contractually committed to agree and NCI has a contractual right to insist, that such additional costs resulting from such an order will be reimbursed by the WVDOH.  Accordingly, we do not believe that we will have any monetary expense as a result of this ruling. As of December 31, 2008, the Company recorded a $7.9 million long-term receivable for the recovery of these costs from the WVDOH and a $7.9 million long-term liability for the obligations under the ruling.

If the plaintiff is successful, in its challenge, the resulting judgment could make completing the remainder of the road construction project considerably less advantageous to NCI or restrict or prohibit NCI from completing the project, which could adversely affect our results.

If we are unable to accurately estimate the overall risks or costs when we bid on a road construction contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

A large percentage of our road construction revenues and contract backlog is typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected.  Also, if we do not recover the amounts of coal estimated on our construction projects, profitability on our construction contracts could be less than projected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including diesel fuel, explosives, and parts and supplies for our equipment;
•	coal recovery which impacts the allocation of cost to road construction;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers' or subcontractors' failure to perform;
•	mechanical problems with our machinery or equipment;
•	citations issued by a governmental authority, including the Occupational Safety and Health Administration and the Mine Safety and Health Administration;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work.

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

If a “fundamental change” (as defined in the indenture for our convertible notes) occurs, holders of the convertible notes will have the right, at their option, either to convert their convertible notes or require us to repurchase all or a portion of their convertible notes. In the event of a “make-whole fundamental change” (as defined in the indenture for the convertible notes), we also may be required to increase the conversion rate applicable to any convertible notes surrendered for conversion. In addition, the indenture for the convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity is a U.S. entity that assumes our obligations under the convertible notes. Our credit facility imposes similar restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid a cash dividend, and we currently do not anticipate paying any cash dividends in the foreseeable future.  If we were to decide in the future to pay dividends, our ability to do so would be dependent on the ability of our subsidiaries to make cash available to us, by dividend, debt repayment or otherwise.  The ability of our subsidiaries to make cash available to us is limited by restrictions in our credit facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Coal Reserves

We estimate that, as of December 31, 2008, we owned or leased total proven and probable coal reserves of approximately 599.7 million tons. We believe that our total proven and probable reserves will support current production levels for more than 20 years. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are defined by SEC Industry Guide 7 as reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by SEC Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our internal engineers, geologists and finance associates. We periodically update our reserve estimates to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties. Coal tonnages are categorized according to coal quality, mining method, permit status, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which the reserved area lies within 1,320 feet of a reliable data point. Probable reserves are those for which the reserved area lies between 1,320 feet and 3,960 feet from a reliable data point. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

We periodically retain outside experts to independently verify our estimates of our coal reserves.  Prior to our initial public offering, we retained a third party consultant to perform reserve estimates in November 2004.  We have also retained a consultant to verify reserves for all the major acquisitions since November 2004, which include the Callaway, Progress Fuels, and Mingo Logan Ben’s Creek Complex acquisitions.  These reviews include the preparation of reserve maps and the development of estimates by certified professional geologists based on data supplied by us and using standards accepted by government and industry, including the methodology outlined in U.S. Circular 891.  Reserve estimates were developed using criteria to assure that the basic geologic characteristics of the reserve (such as minimum coal thickness and wash recovery, interval between deep mineable seams and mineable area tonnage for economic extraction) were in reasonable conformity with existing and recently completed operation capabilities on our properties.

As with most coal-producing companies in Appalachia, the great majority of our coal reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Of our reserve holdings, 1.4% are owned and require no royalty or per-ton payment to other parties. The average royalties paid by us for coal reserves from our producing properties was $4.04 per ton in 2008, representing 4.0% of our 2008 coal revenue.

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

The following table provides the “quality” (sulfur content and average Btu content per pound) of our coal reserves as of December 31, 2008.

		Recoverable Reserves Proven & Probable (1)	Sulfur Content			Average BTU
Regional Business Unit	State		<1%	1.0%-1.5%	>1.5%	>12,500	<12,500

Paramont/Alpha Land and Reserves (2)	Virginia	188.0	140.7	38.5	8.8	178.0	10.0
Dickenson-Russell	Virginia	41.3	41.3	0.0	0.0	41.3	0.0
Kingwood (3)	West Virginia	12.3	0.0	1.0	11.3	12.3	0.0
Brooks Run North	West Virginia	40.6	18.7	21.9	0.0	33.2	7.4
Brooks Run South (4)	West Virginia	85.2	83.7	1.5	0.0	85.2	0.0
AMFIRE	Pennsylvania	69.4	9.5	31.5	28.4	45.6	23.8
Enterprise/Enterprise Land & Reserve, Inc (5)	Kentucky	142.7	44.9	47.0	50.8	121.3	21.4
Callaway/Cobra (6)	West Virginia and Virginia	20.2	20.2	0.0	0.0	12.7	7.5
Totals		599.7	359.0	141.4	99.3	529.6	70.1
Percentages			60%	23%	17%	88%	12%

(1)
Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a moisture factor of approximately 6.5%. This moisture factor represents the average moisture present on our delivered coal, which varies depending on rank of coal and processing requirements.

(2)
Includes proven and probable reserves in Virginia controlled by our subsidiary Alpha Land and Reserves, LLC. Alpha Land and Reserves, LLC subleases a portion of the mining rights to its proven and probable reserves in Virginia to our subsidiary Paramont Coal Company Virginia, LLC.

(3)	On December 3, 2008, we announced the permanent closure of Kingwood and the mine stopped producing coal in early January 2009. Unmineable reserves were written off at December 31, 2008.

(4)	Includes proven and probable reserve in West Virginia controlled by our subsidiaries Brooks Run South and Riverside Mining Company.

(5)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.

(6)	Includes proven and probable reserves controlled in West Virginia by Cobra Natural Resource obtained from the Mingo Logan Ben’s Creek Complex acquisition.

The following table summarizes, by regional business unit, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2008.

		Recoverable Reserves Proven & Probable (1)	Total Tons		Total Tons
Regional Business Unit	State		Assigned (2)	Unassigned (2)	Owned	Leased	Coal Type (3)
		(In millions of tons)

Paramont/Alpha Land and Reserves (4)	Virginia	188.0	59.9	128.1	0.0	188.0	Steam and Metallurgical
Dickenson-Russell	Virginia	41.3	41.1	0.2	0.0	41.3	Steam and Metallurgical
Kingwood (5)	West Virginia	12.3	1.0	11.3	0.0	12.3	Steam and Metallurgical
Brooks Run North	West Virginia	40.6	24.0	16.6	2.3	38.3	Steam and Metallurgical
Brooks Run South (6)	West Virginia	85.2	38.4	46.8	1.0	84.2	Steam and Metallurgical
AMFIRE	Pennsylvania	69.4	50.0	19.4	3.5	65.9	Steam and Metallurgical
Enterprise/Enterprise Land & Reserve, Inc (7)	Kentucky	142.7	64.3	78.4	1.7	141.0	Steam
Callaway/Cobra (8)	West Virginia and Virginia	20.2	16.3	3.9	0.0	20.2	Steam and Metallurgical
Totals		599.7	295.0	304.7	8.5	591.2
Percentages			49%	51%	1%	99%

(1)
Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a moisture factor of approximately 6.5%. This moisture factor represents the average moisture present on our delivered coal, which varies depending on rank of coal and processing requirements.

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

(5)	On December 3, 2008, we announced the permanent closure of Kingwood, and the mine stopped producing coal in early January 2009. Unmineable reserves were written off at December 31, 2008.
(6)	Includes proven and probable reserve in West Virginia controlled by our subsidiaries Brooks Run South and Riverside Mining Company
(7)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.
(8)	Includes proven and probable reserves controlled by Cobra Natural Resource obtained from the Mingo Logan Ben’s Creek Complex acquisition.

The following map shows the locations of Alpha's properties as of December 31, 2008 for each of our eight regional business units:

PENNSYLVANIA
Amfire
DuBois
Akron
Youngstown
Canton
CLYMER
Indiana
Pittsburgh
PORTAGE
Steubenville
Latrobe
Wheeling
Washington
Columbus
Zanesville
Bedford
Uniontown
OHIO
Morgantown
Cumberland
Fairmont
MD
Chillicothe
WHITETAIL
Parkersburg
Clarksburg
WEST
VIRGINIA
Kingwood
Portsmouth
Brooks Run North
ERBACON
Ashland
KENTUCKY
Huntington
Charleston
Morehead
Staunton
Callaway
Charlottesville
Dickenson-Russell
Beckley
BLACK BEAR
KEPLER
Brooks Run South
Pikeville
Enterprise
LITWAR
VIRGINIA
Hazard
Lynchburg
ROXANA
Roanoke
McCLURE RIVER
MOSS # 3
Big Stone Gap
TOMS CREEK
ABINGDON
Paramont
NC
Alpha Natural Resources
LEGEND
LOW VOLATILE BITUMINOUS COAL DEPOSITS
MEDIUM VOLATILE BITUMINOUS COAL DEPOSITS
HIGH VOLATILE BITUMINOUS COAL DEPOSITS
ABINGDON, VA. HEADQUARTERS OFFICE
PREPARATION PLANT LOCATIONS
AREA OF ALPHA BUSINESS UNITS
CSX CSX RAILROAD
NS NORFOLK SOUTHERN RAILROAD
MAP OF
APPALACHIAN COALFIELD
Showing
GENERAL LOCATIONS OF BUSINESS UNITS
As of December 31, 2008

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

Nicewonder Litigation

In December 2004, prior to our Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the WVDOH and NCI, which became our wholly-owned indirect subsidiary as a result of the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before the end of the first quarter of 2010.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, we do not believe that we will incur any monetary expense as a result of this ruling. As of December 31, 2008, we have a $7.9 million long-term receivable for the recovery of these costs from the WVDOH and a $7.9 million long-term liability for the potential obligations under the ruling.

Cliffs Proposed Acquisition

On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of our outstanding shares.  Under the terms of the agreement, for each share of our common stock, stockholders would receive 0.95 Cliffs' common shares and $22.23 in cash.  The proposed merger required approval of each company’s stockholders, for which special meetings were scheduled to take place on November 21, 2008.  On November 3, 2008, we commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its meeting as scheduled.  Later in November, each company’s Board of Directors, after considering various issues, including the then current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics and risks and costs of potential litigation, determined that settlement of the litigation and termination of the merger agreement was in the best interests of its equity holders.  As a result, on November 17, 2008, we and Cliffs mutually terminated the merger agreement and settled the litigation.  The terms of the settlement agreement included a $70.0 million payment from Cliffs to us which, net of transaction costs, resulted in a gain of $56.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The initial public offering of our common stock occurred on February 15, 2005. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol “ANR.” There was no public market for our common stock prior to this date.

Price range of our common stock

Trading in our common stock commenced on the New York Stock Exchange on February 15, 2005 under the symbol “ANR.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

2008	High	Low

First Quarter	$43.48	$24.11
Second Quarter	104.29	41.29
Third Quarter	104.93	43.41
Fourth Quarter	47.69	14.68

2007	High	Low

First Quarter	$15.66	$12.45
Second Quarter	20.79	15.61
Third Quarter	23.23	16.52
Fourth Quarter	33.84	23.68

As of December 31, 2008, there were approximately 2,437 registered holders of record of our common stock, including 210 unvested restricted stock positions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

We do not presently pay dividends on our common stock, and we currently do not anticipate paying any dividends in the foreseeable future.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders on a quarterly basis on our common stock with the cumulative total return to stockholders on a quarterly basis on two indices, the Russell 3000 Index and the Russell 3000 Coal Index. The graph assumes that:
•	you invested $100 in our common stock and in each index at the closing price on February 15, 2005;
•	all dividends were reinvested; and
•	you continued to hold your investment through December 31, 2008.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance.  The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our stock.

Company Name	2/15/2005	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08
ANR	100.00	126.36	105.25	132.40	84.66	101.99	86.47	69.46	62.71	68.88	91.63	102.38	143.15	191.45	459.63	226.66	71.35
Russell 3000	100.00	97.93	100.13	104.15	106.29	111.98	109.79	114.88	123.08	124.68	131.89	133.92	129.46	117.15	115.20	105.16	81.21
Russell 3000 Coal	100.00	107.24	118.35	171.33	159.53	177.61	199.53	132.57	140.33	148.87	176.40	172.69	240.01	222.73	413.76	184.22	88.53

Item 6.	Selected Financial Data

The following table presents selected financial and other data about us for the most recent five fiscal periods. The selected financial data as of December 31, 2008, 2007, 2006 and 2005 and for the years then ended have been derived from the audited consolidated financial statements and related footnotes of Alpha Natural Resources, Inc. and subsidiaries included in this annual report. The selected historical financial data as of December 31, 2004 and for the year then ended have been derived from the combined financial statements of ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries (the owners of a majority of the membership interests of ANR Holdings prior to the Internal Restructuring) and the related notes, which are not included in this annual report.  You should read the following table in conjunction with the financial statements, the related notes to those financial statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this report for a discussion of risk factors that could impact our future results of operations.

	Alpha Natural Resources, Inc and Subsidiaries						ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries
	Year Ended December 31, 2008	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands, except per share and per ton amount)
Statement of Operations Data:
Revenues:
Coal revenues	$2,219,291	$1,647,505	*	$1,681,434	*	$1,413,174	$1,079,981
Freight and handling revenues	279,853	205,086		188,366		185,555	141,100
Other revenues	54,980	33,241	**	34,743		27,926	28,347
Total revenues	2,554,124	1,885,832		1,904,543		1,626,655	1,249,428

Costs and expenses:
Cost of coal sales (exclusive of items shown seperately below)	1,729,281	1,371,519	*	1,346,733	*	1,184,092	920,359
Gain on sale of coal reserve	(12,936)	-		-		-	-
(Increase) decrease in fair value of derivative instruments, net	47,265	(8,925	) *	(402	) *	-	-
Freight and handling costs	279,853	205,086		188,366		185,555	141,100
Cost of other revenues	40,857	22,715	**	22,982		23,675	22,994
Depreciation, depletion and amortization	171,963	159,574	**	140,851		73,122	55,261
Mine closure/asset impairment charges	30,172	-		-		-	-
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately above)	71,923	58,485	**	67,952		88,132	40,607
Total costs and expenses	2,358,378	1,808,454		1,766,482		1,554,576	1,180,321
Income from operations	195,746	77,378		138,061		72,079	69,107

Other income (expense):
Interest expense	(40,398)	(40,366	) **	(41,774)		(29,937)	(20,041)
Interst income	7,352	2,266	**	839		1,064	531
Loss on early extinguishment of debt	(14,702)	-		-		-	-
Gain on termination of Cliffs' merger	56,315	-		-		-	-
Miscellaneous income (expense)	(3,829)	(93)		523		91	722
Total other income (expense) net	4,738	(38,193)		(40,412)		(28,782)	(18,788)
Income from continuing operations before income taxes	200,484	39,185		97,649		43,297	50,319
Income tax (expense) benefit	(39,139)	(9,195	) **	30,519		(18,953)	(5,150)
Minority interest	-	-		-		(2,918)	(22,781)
Income from continuing operations	161,345	29,990		128,168		21,426	22,388

Discontinued operations:
Loss from discontinued operations	(8,273)	(3,000)		-		(213)	(2,373)
Minority interest on the loss from discontinued operations	490	179		-		-	-
Gain on sale of discontinued operations	13,622	-		-		-	-
Income tax (expense) benefit	(1,647)	565		-		-	-
Income (loss) from discontinued operations	4,192	(2,256)		-		(213)	(2,373)
Net income	$165,537	$27,734		$128,168		$21,213	$20,015

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin.

	Alpha Natural Resources, Inc and Subsidiaries				ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands, except per share and per ton amount)
Earnings Per Share Data:
Net income (loss) per share, as adjusted (1)
Basic earnings per share:
Income from continuing operations	$2.36	$0.46	$2.00	$0.38	$1.52
Income (loss) from discontinued operations	0.06	(0.03)	-	-	(0.16)
Net income per basic share	$2.42	$0.43	$2.00	$0.38	$1.36

Diluted earnings per share:
Income from continuing operations	$2.30	$0.46	$2.00	$0.35	$0.25
Income (loss) from discontinued operations	0.06	(0.03)	-	-	(0.07)
Net income per diluted share	$2.36	$0.43	$2.00	$0.35	$0.18

Pro forma net Income (loss) per share, as adjusted (2)
Basic and diluted earnings per share:
Income from continuing operations				$0.35	$0.25
Loss from discontinued operations				-	(0.07)
Net income per basic and diluted share				$0.35	$0.18

	Alpha Natural Resources, Inc. and Subsidiaries						ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries
	Year Ended December 31, 2008	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005	Year Ended December 31, 2004
	(in thousands, except per share amounts)
Balance sheet data (at period end):
Cash and cash equivalents	$676,190	$54,365		$33,256		$39,622	$7,391
Operating and working capital	729,190	157,147		116,464		35,074	56,257
Total assets	1,728,292	1,210,914		1,145,793		1,013,658	477,121
Notes payable and long-term debt, including current portion	539,145	446,913		445,651		485,803	201,705
Stockholders' equity and partners' capital	725,677	380,836		344,049		212,765	45,933
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$458,043	$225,741		$210,081		$149,643	$106,776
Investing activities	(77,625)	(165,203)		(160,046)		(339,387)	(86,202)
Financing activities	241,407	(39,429)		(56,401)		221,975	(24,429)
Capital expenditures	(137,751)	(126,381)		(131,943)		(122,342)	(72,046)
Other data
Production:
Produced/processed	23,548	24,203		24,827		20,602	19,069
Purchased	4,818	4,189		4,090		6,284	6,543
Total	28,366	28,392		28,917		26,886	25,612
Tons sold:
Steam	16,414	17,565		19,050		16,674	15,836
Met	11,899	10,980		10,029		10,023	9,490
Total	28,313	28,545		29,079		26,697	25,326
Coal sales realization/ton:
Steam	$51.23	$48.75	*	$48.73	*	$41.33	$32.66
Met	$115.85	$72.07		$75.09		$72.24	$59.31
Total	$78.38	$57.72	*	$57.82	*	$52.93	$42.64

Cost of coal sales/ton (3)	$61.08	$48.05	*	$46.31	*	$44.35	$36.34
Coal margin/ton (4)	$17.30	$9.67	*	$11.51	*	$8.58	$6.30

EBITDA from continuing operations, as adjusted for 2005 and 2004 (5)	$405,493	$236,859		$279,435		$145,197	$119,327

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

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

The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.'s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (“FR Affiliates”) in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring had occurred as of January 1, 2004. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the pro forma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income (loss) is necessary subsequent to February 11, 2005 because we are subject to income taxes.

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

The computations of basic and diluted net income (loss) per share, as adjusted for 2005 and 2004 are set forth below:

	Year Ended December 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Reported income from continuing operations	$21,426	$22,388
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	(91)	(1,149)
Income from continuing operations, as adjusted	21,335	21,239
Reported loss from discontinued operations	(213)	(2,373)
Add: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	2	149
Loss from discontinued operations, as adjusted	(211)	(2,224)
Net income, as adjusted	$21,124	$19,015

Denominator:
Weighted average shares-- basic	55,664,081	13,998,911
Dilutive effect of stock options and restricted stock grants	385,465	-
Weighted average shares-- diluted	56,049,546	13,998,911
Net income per share, as adjusted-- basic and diluted:
Income from continuing operations, as adjusted	$0.38	$1.52
Loss from discontinued operations, as adjusted	-	(0.16)
Net income per share, as adjusted	$0.38	$1.36

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

(3)	Excludes changes in fair value of derivative instruments, freight & handling costs, cost of other revenues, DD&A, SG&A, gain on sale of coal reserves and mine closure cost/asset impairment charges.

(4)	Coal revenue per ton less cost of coal sales per ton.

(5)
EBITDA from continuing operations is defined as income from continuing operations plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income. EBITDA from continuing operations, as adjusted, is EBITDA from continuing operations, further adjusted for minority interest prior to our internal restructuring. EBITDA from continuing operations and EBITDA from continuing operations, as adjusted, are non-GAAP measures used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations and EBITDA from continuing operations, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

EBITDA from continuing operations and EBITDA from continuing operations, as adjusted, are calculated as follows (unaudited, in thousands):

	2008	2007	2006	2005	2004

Income from continuing operations	$161,345	$29,990	$128,168	$21,213	$20,015
Interest expense	40,398	40,366	41,774	29,937	20,041
Interest income	(7,352)	(2,266)	(839)	(1,064)	(531)
Income tax expense (benefit)	39,139	9,195	(30,519)	18,860	3,960
Depreciation, depletion, and amortization	171,963	159,574	140,851	73,405	56,012
EBITDA from continuing operations	405,493	236,859	279,435	142,351	99,497
Minority interest	-	-	-	2,846	19,830
EBITDA from continuing operations, as adjusted for 2005 and 2004	$405,493	$236,859	$279,435	$145,197	$119,327

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes and our “Selected Historical Financial Data” included elsewhere in this annual report.

Overview

We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of December 31, 2008, were supported by 34 active underground mines, 27 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2008 and 2007 accounted for approximately 58% and 62%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2008 and 2007, which generally sells at a premium over steam coal, accounted for approximately 42% and 38%, respectively, of our annual coal sales volume. Our sales of steam coal during 2008 and 2007 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of met coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 52% of our total revenue in 2008 and 37% of our sales revenue in 2007 was derived from sales made outside the United States, primarily in Brazil, Egypt, Turkey, Russia and Canada.

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

We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions, coal handling and processing operations and coal recovery incidental to our road construction operations. These revenues and costs included in our Coal Operations segment are reported by us in our coal revenues and cost of coal sales, except for the revenues and costs from rentals, commissions, road construction, and coal handling and processing operations, which we report in our other revenues and cost of other revenues, respectively.

Business Developments

Excelven Pty Ltd.  In December 2008, we recorded an impairment charge of $4.5 million to write off the total remaining value of our 24.5% interest in Excelven Pty Ltd. (“Excelven”) because we have exhausted all reasonable efforts to obtain a mining permit from the Venezuelan government and concluded that it is no longer reasonable to assume that a permit will be granted.  Excelven, through its subsidiaries, controls the rights to the Las Carmelitas mining venture in Venezuela.

Kingwood Mining Company, LLC.  On December 3, 2008, we announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities.  The mine stopped producing coal in early January 2009 and Kingwood will cease equipment recovery operations by the end of April 2009.  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  We recorded a charge of $30.2 million, which includes asset impairment charges of $21.2 million, write off of advance mining royalties of $3.8 million, which will not be recoverable, severance and other employee benefit costs of $3.6 million and increased reclamation obligations of $1.9 million.  Beginning with the first quarter of 2009 when the mining operations at Kingwood cease, we will report the Kingwood’s results of operations as a discontinued operation.

Cliffs Natural Resources, Inc Proposed Merger.  On July 15, 2008, we entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of our outstanding shares.  Under the terms of the agreement, for each share of our common stock, stockholders would receive 0.95 Cliffs' common shares and $22.23 in cash.  The proposed merger required approval of each company’s stockholders, for which special meetings were scheduled to take place on November 21, 2008.  On November 3, 2008, we commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its meeting as scheduled.  Later in November 2008, each company’s Board of Directors, after considering various issues, including the then current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics and risks and costs of potential litigation, determined that settlement of the litigation and termination of the merger agreement was in the best interests of its equity holders.  As a result, on November 17, 2008, we and Cliffs mutually terminated the merger agreement and settled the litigation.  The terms of the settlement agreement included a $70.0 million payment from Cliffs to us, which net of transaction costs, resulted in a gain of $56.3 million.

Progress Acquisition/Kentucky May. On May 1, 2006, we completed the acquisition of certain coal mining operations in eastern Kentucky, including an estimated 73 million tons of reserves, from Progress Fuels Corp, a subsidiary of Progress Energy, for $28.8 million, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to Alpha's Enterprise business unit and were integrated into Enterprise.  On September 30, 2008, we sold approximately 17.6 million tons of underground coal reserves acquired in this acquisition to a private coal producer for approximately $13.0 million in cash.  We recognized a gain of $12.9 million from the sale.

Gallatin Materials LLC.  On December 28, 2006, our subsidiary, Palladian, acquired a 94% ownership interest in Gallatin, a start-up lime manufacturing business in Verona, Kentucky.  The consideration for the acquisition consisted of (i) cash capital contributions of $10.3 million, (ii) a committed subordinated debt facility of up to $8.8 million provided to Gallatin by Palladian, of which $3.8 million was funded as of December 31, 2007, and (iii) a letter of credit procured for Gallatin’s benefit under our senior credit facility in the amount of $2.6 million to cover project cost overruns.  On September 26, 2008, we sold our interest in Gallatin for cash in the amount of $45.0 million.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million.  An escrow balance of $4.5 million was established and we have agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  We recorded a gain on the sale of $13.6 million in the third quarter of 2008.  The results of operations for Gallatin have been reported as discontinued operations.

Mingo Logan Acquisition.  On June 29, 2007, we completed the acquisition of certain coal mining assets in western West Virginia known as Mingo Logan from Arch Coal, Inc. for $43.9 million.  The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway business unit.

Dominion Terminal Associates.  On April 30, 2008, our subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in DTA from 32.5% to 40.6% by making an additional investment of $2.8 million.  DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. This transaction maintains our largest ownership stake in the facility, effectively increasing our coal export and terminaling capacity from approximately 6.5 million tons to approximately 8.0 million tons annually.

Common Stock and Convertible Debt Offering.  On April 7, 2008, we completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 (the “convertible notes”).  The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses.  We used the net proceeds from the offerings in part to repurchase $175.0 million aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp.  As a result, in the second quarter of 2008, we recorded a loss relating to the early extinguishment of debt of $14.7 million, consisting of $10.7 million in tender offer consideration and $4.0 million in write off of unamortized deferred debt issuance costs.  On July 1, 2008, the convertible notes became convertible at the option of the holders and remained convertible through September 30, 2008.  The notes were convertible because our common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days within the thirty consecutive trading days ending June 30, 2008.   As a result of the notes becoming convertible, in the second quarter of 2008, we fully amortized the deferred debt issuance costs in the amount of $8.9 million incurred with the issuance of the convertible notes.  Because the notes are not currently convertible, the notes are classified as long-term.

Coal Pricing Trends, Uncertainties and Outlook

The global financial crisis and economic slowdown have precipitated deep cuts in the worldwide steel production, which caused met coal prices to decrease in the fourth quarter of 2008 after the coal market experienced record increases in prices during the second and third quarters of 2008.  Given the duress thatmost sectors of the global economy are suffering, and the impact on energy demand, our immediate priorities entering 2009 are to maintain margins, preserve cash flows and our sound financial position, and monitor the creditworthiness of our suppliers and customers.

Although steel production worldwide decreased 24% in the final quarter of 2008, we believe that coke batteries that use metallurgical coals are, in general, operating at higher capacity levels than steel blast furnaces. Some indicators in the steel sector have turned favorable in the first weeks of 2009. For example, steel service center inventories in the U.S. dropped 22% from August 2008 to the end of 2008 and stood at 15-year lows entering 2009, which should help hasten the return of idle blast furnace capacity as service centers begin to rebuild depleted inventories.

However, with end-demand for steel products continuing to be hampered by the global recession, a great deal of uncertainty remains. Of particular importance for our remaining planned metallurgical coal production are the upcoming negotiations for international met coal contracts. Currently we do not have any precise indication where prices will settle out for the various coking coal qualities as a result of these negotiations.

Because of the marked change in market dynamics, certain agreements with our steel customers that were entered into late in 2008 were restructured recently under mutually acceptable terms. As of mid-January 2009, our total committed book of metallurgical coal stood at 4.1 million tons, at an average realization of $108. In addition, we begin 2009 with nearly 12 million tons, or 90%, of planned thermal coal production committed and priced for 2009 at an average realization per ton approximately $19 higher than the average of $51.23 for 2008.

At the end of December 2008, we made several adjustments to our 2009 mine production plans in response to weakened market conditions. We also plan to reduce outside coal purchases and coal produced by third-party contractors, and defer small expansion projects at several mines.

We are exposed to market price risk in the normal course of purchasing and selling coal and in the price paid for diesel fuel.  As of December 31, 2008, we had net unrealized losses on diesel fuel swap and put agreements and forward purchase coal contracts of $41.9 million and $3.1 million, respectively, and net unrealized gains on diesel fuel put options and forward sale coal contracts of $5.2 million and $2.9 million, respectively, all of which met the definition of a derivative under SFAS 133 and are marked to market.  The $41.9 million liability for diesel fuel swaps and put agreements consists of $25.1 million in accrued expenses and other current liabilities and $16.8 million in other liabilities on the balance sheet.  The $3.1 million liability for the forward purchase coal contracts is in accrued expense and other current liabilities.  The asset of diesel fuel put options and forward sale coal contracts of $5.2 million and $2.9 million, respectively, are recorded in prepaid expense and other current assets.  Periodic changes in fair value for these derivative instruments are recorded to the income statement.  Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts, diesel fuel swap agreements, and diesel fuel put options that are classified as derivatives.

Although we experienced higher mine supply costs in 2008, especially increases in the cost of diesel fuel and surcharges on steel for mine roof support, costs began to decline sharply for some major supply categories late in that year.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Summary

For the year ended December 31, 2008, we recorded total revenues of $2,554.1 million compared to $1,885.8 million for the year ended December 31, 2007, an increase of $668.3 million. Net income increased from $27.7 million in 2007 to $165.5 million in 2008 and income from continuing operations increased $131.3 million from $30.0 million to $161.3 million.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 16.8% in 2007 to 22.1% in 2008.

During the third quarter of 2008, we sold our interest in Gallatin and its operating results have been reported as discontinued operations for all periods.

Included in 2008 income from continuing operations before income taxes were the following items:
•	$56.3 million net gain on the termination fee we received from Cliffs relating to the planned merger;
•	$47.3 million in unrealized losses related to changes in the fair value of derivative contracts;
•	$30.2 million charge related to the closing of the Whitetail Kittanning mine complex;
•	$14.7 million for a loss on early extinguishment of debt from the repurchase of our 10% senior notes due 2012;
•	$12.9 million gain from the sale of our Kentucky May underground coal reserves;
•	$12.3 million charge related to a coal contract settlement, which was recorded as a reduction of revenue;
•	$8.9 million of non-cash interest expense from the full amortization of debt issuance costs related to our convertible notes;
•	$8.5 million charge related to our employee appreciation and retention programs; and
•	$4.5 million impairment charge related to our Excelven investment.

Included in 2007 income from continuing operations before income taxes were the following items:
•	$8.9 million in unrealized gains related to changes in the fair value of derivative contracts;
•	$2.1 million write off of development costs at an underground mine that was abandoned;
•	$1.4 million credit related to an insurance settlement for damages caused by Hurricane Katrina; and
•	$1.2 million charge related to a loss in equity earnings from our Excelven investment.

Revenues

				Increase
	Year Ended December 31,			(Decrease)
	2008	2007		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$2,219,291	$1,647,505	*	$571,786	35%
Freight and handling revenues	279,853	205,086		74,767	36%
Other revenues	54,980	33,241	**	21,739	65%
Total revenues	$2,554,124	$1,885,832		$668,292	35%

Tons sold:
Steam	16,414	17,565		(1,151)	-7%
Metallurgical	11,899	10,980		919	8%
Total	28,313	28,545		(232)	-1%

Coal sales realization per ton:
Steam	$51.23	$48.75	*	$2.48	5%
Metallurgical	$115.85	$72.07		$43.78	61%
Average	$78.38	$57.72	*	$20.66	36%

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin.

Coal revenues. Coal revenues increased for the year ended December 31, 2008 by $571.8 million or 35%, to $2,219.3 million, as compared to the year ended December 31, 2007. This increase was due primarily to a $20.66 per ton increase in the average sales price of our coal, partially offset by a decrease of 0.2 million tons sold in 2008. Tons sold decreased from 28.5 million tons in 2007 to 28.3 million tons in 2008 mainly due to a decrease in steam tons sold mostly offset by an increase in met tons sold. Our met coal realization per ton increased by 61% from $72.07 per ton to $115.85 per ton, and steam coal realization per ton increased by 5% from $48.75 per ton to $51.23 per ton.  Included in our steam coal revenues for 2008 is a charge of $12.3 million related to a settlement of a liability incurred under the default provisions of a coal contract, which reduced our steam coal realization per ton by $0.75.  The increase in met coal realizations during 2008 was mainly attributable to the global demand for hard coking coals caused by supplier production and logistics issues in Eastern Europe and Australia.  During the fourth quarter of 2008, global demand for coal significantly declined due to the global economic slowdown. Our sales mix of met coal and steam coal based on volume in 2008 was 42% and 58%, respectively, compared with 38% and 62%, respectively, in 2007.  In 2008, approximately 62% of our coal revenues were derived from the sale of metallurgical coal compared with only 48% in 2007.

Freight and handling revenues. Freight and handling revenues increased to $279.9 million for the year ended December 31, 2008, an increase of $74.8 million compared to the year ended December 31, 2007 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased for the year ended December 31, 2008 by $21.7 million, or 65%, to $55.0 million, as compared to the same period for 2007. Revenues from our road construction operations were $28.1 million, a $7.7 million increase mainly due to higher revenues from our largest ongoing road construction project.  Coal processing and terminal revenues increased $9.1 million due to higher volumes.  Maxxim Rebuild revenues increased $3.7 million mainly due to higher equipment sales.  Other revenues attributable to our Coal Operations segment for the years ended December 31, 2008 and 2007 were $9.7 million and $4.6 million, respectively.

Costs and expenses

				Increase
	Year Ended December 31,			(Decrease)
	2008	2007		$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,729,281	$1,371,519	*	$357,762	26%
Gain on sale of coal reserves	(12,936)	-		(12,936)	N/A
(Increase) decrease in fair value of derivative instruments, net	47,265	(8,925)	*	56,190	NM
Freight and handling costs	279,853	205,086		74,767	36%
Cost of other revenues	40,857	22,715	**	18,142	80%
Depreciation, depletion and amortization	171,963	159,574	**	12,389	8%
Mine closure/asset impairment charges	30,172	-		30,172	N/A
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	71,923	58,485	**	13,438	23%
Total costs and expenses	$2,358,378	$1,808,454		$549,924	30%

Cost of coal sales per ton:
Company mines	$56.01	$46.79	*	$9.22	20%
Contract mines (including purchased and processed)	$70.87	$51.56		$19.31	37%
Total produced and processed	$58.14	$47.59	*	$10.55	22%
Purchased and sold without processing	$75.13	$50.74	*	$24.39	48%
Cost of coal sales per ton	$61.08	$48.05	*	$13.03	27%

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin.

Cost of coal sales. Our cost of coal sales increased by $357.8 million, ($13.03 per ton), from $1,371.5 million, ($48.05 per ton) in the year ended December 31, 2007 to $1,729.3 million, ($61.08 per ton), in the year ended December 31, 2008. Our cost of coal sales per ton for our produced and processed coal was $58.14 per ton in 2008 as compared to $47.59 per ton in 2007. This increase is attributable mainly to increases in the price of coal purchases at our plants, diesel fuel, labor and benefits, supplies and maintenance and royalties and severance taxes. The cost of sales per ton of our purchased coal was $75.13 per ton in 2008 and $50.74 per ton in 2007. This increase in costs is mainly due to market conditions, which exerted upward pricing pressures due to a decrease in market supply and an increase in market demand, both domestically and internationally for coal.  Approximately 65% of our purchased coal sold during 2008 was blended with our produced and processed coal prior to resale.

Gain on sale of coal reserves.  Gain on sale of coal reserves of $12.9 million relates to the sale of a portion of our Kentucky May underground coal reserves.

 (Increase) decrease in fair value of derivative instruments, net.  The changes in fair value for certain forward purchase and forward sale coal contracts, diesel fuel swap and put agreements which are considered derivatives increased total costs and expenses by $47.3 million in 2008 and decreased total costs and expenses by $8.9 million in 2007.  The decrease in fair value of derivative instruments in 2008 included decreases in fair value of diesel fuel swap and put agreements and decreases in the fair value of forward purchase coal contracts in the amounts of $38.0 million and $14.3 million, respectively, partially offset by an increase in fair value of forward sale coal contracts of $5.0 million. The net unrealized loss on our balance sheet at December 31, 2008 for our forward purchase and forward sale coal contracts of $0.2 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in lower costs of sales in future periods.

Freight and handling costs. Freight and handling costs increased $74.8 million to $279.9 million during 2008 as compared to 2007 due to an increase in export tons and freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of other revenues. Cost of other revenues increased $18.1 million, or 80%, to $40.9 million for the year ended December 31, 2008 as compared to 2007 due to increases in costs from our coal processing and terminal operations, our road construction operations, and Maxxim Rebuild of $7.5 million, $6.8 million, and $4.0 million, respectively.  The increase in costs is primarily related to a corresponding increase in revenues.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $12.4 million, or 8%, to $172.0 million for the year ended December 31, 2008 as compared to 2007. Depreciation, depletion and amortization attributable to our Coal Operations segment were $164.1 million in 2008 and $152.3 million in 2007. Depreciation, depletion and amortization per ton sold for our produced and processed coal increased from $6.24 per ton for the year ended December 31, 2007 to $7.00 per ton in the same period of 2008.  The increase was mainly due to our acquisitions, an increased depletion expense due to higher production at one of our mines which also had an increase in depletion rate per ton due to a change in estimated recoverable coal reserves in the third quarter of 2007, and an increase due to capital additions.

Mine closure/asset impairment charges.  Mine closure/asset impairment charges of $30.2 million relates to our permanent closure of the Whitetail Kittanning Mine in 2009.  These charges primarily consist of asset impairment charges of $21.2 million, write off of advance mining royalties of $3.8 million, which will not be recoverable, severance and other employee benefit costs of $3.6 million and an increase in reclamation obligations of $1.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) increased $13.4 million, or 23%, to $71.9 million for the year ended December 31, 2008 compared to 2007 is primarily due to increases in share-based compensation expense of $2.6 million, incentive compensation accrual of $4.8 million, wages and benefits of $3.6 million and travel and entertainment of $0.6 million. Our SG&A expenses as a percentage of total revenues decreased from 3.1% in 2007 to 2.8% in 2008.

 Interest expense. Interest expense for 2008 was $40.4 million, remaining flat compared with interest expense of $40.4 million in 2007.  Included in interest expense for 2008 is an $8.9 million non-cash interest expense resulting from the full amortization of deferred debt issuance costs incurred in connection with the issuance of our $287.5 million aggregate principal amount of our convertible notes, which became convertible at the option of the holders beginning July 1, 2008.  The increase in interest expense was offset by a significant reduction in interest rates on our debt as a result of the repayment of $175.0 million outstanding principal amount of our 10% senior notes due 2012.

Interest income. Interest income increased by $5.1 million for the year ended December 31, 2008 compared to 2007. The increase is mainly due to a significant increase in our invested cash from our concurrent public offerings of $287.5 million aggregate principal amount of our convertible notes and $172.5 million common stock, as well as cash generated from operations.

Loss on early extinguishment of debt. Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write off of the unamortized deferred debt issuance costs of $4.0 million.

Net gain on termination of Cliffs’ merger.  Net gain on termination of Cliffs’ merger of $56.3 million consists of the $70.0 million fee we received from Cliffs upon termination of the planned merger less $13.7 million in transaction costs, including fees paid to our financial advisor, and legal and other professional fees.

Miscellaneous expense, net.  Miscellaneous expense, net of $3.8 million is primarily related to the impairment charge of $4.5 million related to our equity investment in the Excelven joint venture in Venezuela.

Income tax expense (benefit). Income tax expense from continuing operations for the year ended December 31, 2008 was $39.1 million as compared to income tax expense of $9.2 million for the year ended December 31, 2007. Our effective tax rates from continuing operations for the year ended December 31, 2008 and 2007 were 19.5% and 23.5%, respectively. The effective tax rate for 2008 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by state income taxes, and the change in the valuation allowance.

The effective tax rate for 2007 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.

The effective tax rate for 2008 was lower than the effective tax rate for 2007 mainly due to a benefit from utilization of tax basis on assets sold, utilization of other deferred tax assets, and an increase in the manufacturing deduction, offset in part by a smaller benefit from the percentage depletion deduction.

In the second quarter of 2008, we recognized a benefit for a portion of the valuation allowance that existed at the beginning of the year, based on positive evidence regarding the ability to realize our deferred tax assets in the future.  In the fourth quarter of 2008, due to significant changes in the economic landscape and our projections of our Alternative Minimum Tax liability, we reestablished our previous valuation allowance on deferred tax assets.

We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). We monitor the valuation allowance each quarter and make adjustments to the allowance as appropriate.

Discontinued operations.  Income from discontinued operations of $4.2 million consists of losses from the operation of Gallatin of $7.8 million, net of minority interest, a gain on the sale of our interest in Gallatin of $13.6 million, and an income tax expense of $1.6 million, compared to a loss from discontinued operations of $2.3 million in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Summary

For the year ended December 31, 2007, we recorded revenues of $1,885.8 million compared to $1,904.5 million for the year ended December 31, 2006, a decrease of $18.7 million. Net income decreased from $128.2 million in 2006 to $27.7 million in 2007 and income from operations decreased $60.7 million to $77.4 million.  Included in our 2007 results were a $1.4 million credit related to an insurance settlement for damages caused by Hurricane Katrina, an unrealized gain related to changes in mark-to-market valuations of $8.9 million for certain forward purchase and forward sales contracts which are considered to be derivatives and are recorded at fair value, a write off of development costs at an underground mine that was abandoned of $2.1 million, and a charge of $1.2 million related to a loss in equity earnings from our Venezuelan investment.  Included in our 2006 results was a tax benefit from the reversal of a portion of our valuation allowance for deferred tax assets in the amount of $55.6 million, after-tax stock-based compensation charges of $12.8 million related to our IPO, as well as $5.2 million after-tax charge for the buyout of a multi-year legacy coal supply agreement.  Tons sold decreased from 29.1 million tons in 2006 to 28.5 million tons in 2007 mainly due to a decrease in steam tons sold. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, decreased from 19.9% in 2006 to 16.8% in 2007.

Revenues

					Increase
	Year Ended December 31,				(Decrease)
	2007		2006		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$1,647,505	*	$1,681,434	*	$(33,929)	-2%
Freight and handling revenues	205,086		188,366		16,720	9%
Other revenues	33,241	**	34,743		(1,502)	-4%
Total revenues	$1,885,832		$1,904,543		$(18,711)	-1%

Tons sold:
Steam	17,565		19,050		(1,485)	-8%
Metallurgical	10,980		10,029		951	9%
Total	28,545		29,079		(534)	-2%

Coal sales realization per ton:
Steam	$48.75	*	$48.73	*	$0.02	0%
Metallurgical	$72.07		$75.09		$(3.02)	-4%
Average	$57.72	*	$57.82	*	$(0.10)	0%

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin.

Coal revenues. Coal revenues decreased for the year ended December 31, 2007 by $33.9 million or 2%, to $1,647.5 million, as compared to the year ended December 31, 2006. This decrease was due primarily to a $0.10 per ton decrease in the average sales price of our coal and a decrease of 0.5 million tons sold over the comparable period last year. Tons sold decreased from 29.1 million tons in 2006 to 28.5 million tons in 2007 mainly due to a decrease in steam tons sold.  Met coal revenues per ton decreased by $3.02 to $72.07 per ton and steam coal revenues per ton increased by $0.02 to an average of $48.75 per ton. Our sales mix of met coal and steam coal based on volume in 2007 was 38% and 62%, respectively, compared with 34% and 66%, respectively, in 2006.

Freight and handling revenues. Freight and handling revenues increased to $205.1 million for the year ended December 31, 2007, an increase of $16.7 million compared to the year ended December 31, 2006 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues decreased for the year ended December 31, 2007 by $1.5 million, or 4%, to $33.2 million, as compared to the same period for 2006. Revenues from our road construction operations were $20.4 million, a $3.6 million decrease mainly due to the completion of a portion of the King Coal Highway in West Virginia in 2006, partially offset by increased revenue in our ongoing road construction projects.  Maxxim Rebuild revenues also decreased $1.1 million due to reduced third-party selling activity.  These decreases were partially offset by an increase in coal processing and terminal operations of $2.8 million.  Other revenues attributable to our Coal Operations segment for the years ended December 31, 2007 and 2006 were $4.6 million and $2.7 million, respectively.

Costs and expenses

					Increase
	Year Ended December 31,				(Decrease)
	2007		2006		$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,371,519	*	$1,346,733	*	$24,786	2%
(Increase) decrease in fair value of derivative instruments, net	(8,925	) *	(402	) *	(8,523)	NM
Freight and handling costs	205,086		188,366		16,720	9%
Cost of other revenues	22,715	**	22,982		(267)	-1%
Depreciation, depletion and amortization	159,574	**	140,851		18,723	13%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	58,485	**	67,952		(9,467)	-14%
Total costs and expenses	$1,808,454		$1,766,482		$41,972	2%

Cost of coal sales per ton:
Company mines	$46.79	*	$42.82	*	$3.97	9%
Contract mines (including purchased and processed)	$51.56		$52.77		$(1.21)	-2%
Total produced and processed	$47.59	*	$44.33	*	$3.26	7%
Purchased and sold without processing	$50.74	*	$57.46	*	$(6.72)	-12%
Cost of coal sales per ton	$48.05	*	$46.31	*	$1.74	4%

*Adjusted from amounts reported in prior periods to exclude changes in the fair value of derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

** Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin.

Cost of coal sales. For the year ended December 31, 2007, our cost of coal sales increased by $24.8 million to $1,371.5 million compared to the year ended December 31, 2006. Our cost of coal sales increased as a result of increased prices for labor, diesel fuel and other mine supplies, and the performance and cost of contract mining services. In addition, our costs were impacted due to lower productivity in 2007 when compared to 2006 mainly due to an increase in our average surface mine overburden ratio and a decrease in clean tons per foot in our deep mines. The average cost per ton sold increased 4% from $46.31 per ton in 2006 to $48.05 per ton in 2007. Our cost of coal sales as a percentage of coal revenues increased from 80% in 2006 to 83% in 2007. For the years ended December 31, 2007 and 2006 our average cost per ton for our produced and processed coal sales was $47.59 and $44.33, respectively. Our average cost per ton for coal that we purchased from third parties and resold without processing was $50.74 and $57.46, respectively.

(Increase) decrease in fair value of derivative instruments, net.  The changes in fair value for certain forward purchase and forward sale coal contracts, which are considered derivatives, decreased total costs and expenses by $8.9 million in 2007 and $0.4 million in 2006.  The increase in fair value of derivative instruments in 2007 included increases in fair value of forward purchase coal contracts in the amount of $17.2 million, partially offset by a decrease in fair value of forward sale coal contracts of $8.3 million. The net unrealized gains on our balance sheet at December 31, 2007 for our forward purchase and forward sale coal contracts of $9.1 million will reverse into the income statement in future periods when we ultimately take or provide delivery of the coal under these contracts, resulting in higher costs of sales in future periods.

Freight and handling costs. Freight and handling costs increased $16.7 million to $205.1 million during 2007 as compared to 2006 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of other revenues. Cost of other revenues decreased $0.3 million, or 1%, to $22.7 million for the year ended December 31, 2007 as compared to 2006.  The decrease relates to Maxxim Rebuild’s outside sales activities and costs associated with our road constructions operations, partially offset by higher coal processing and terminal operation volumes.  This decrease in cost for road construction is due to the completion of a portion of the King Coal Highway in West Virginia, partially offset by increased activity for ongoing construction projects.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $18.7 million, or 13%, to $159.6 million for the year ended December 31, 2007 as compared to the same period of 2006. Depreciation, depletion and amortization attributable to our Coal Operations segment were $152.3 million in 2007 and $131.9 million in 2006. Depreciation, depletion and amortization per ton sold for our produced and processed coal increased from $5.34 per ton for the year ended December 31, 2006 to $6.24 per ton in the same period of 2007 mainly due to our acquisitions, increase in depletion due to a change in estimated recoverable coal reserves at one of our mines, and an increase due to capital additions.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased $9.5 million, or 14%, to $58.5 million for the year ended December 31, 2007 compared to the same period in 2006 and is primarily due to a decrease in stock-based compensation charges of $12.8 million in 2006 related to our IPO. These charges ended at December 31, 2006. This decrease was partially offset by an increase in legal and professional fees of $1.9 million and increases in wages and benefits in the amount of $1.5 million driven by an increase in wages and benefits and the additional expense related to our key employee retention plan.  Our SG&A expenses as a percentage of total revenues decreased from 3.6% in 2006 to 3.1% in 2007.

 Interest expense.  Interest expense decreased $1.4 million to $40.4 million due to a decrease in our average amount of debt outstanding in 2007.

Interest income.  Interest income increased $1.4 million to $2.3 million. The increase is due to our average cash balance increase.

Income tax expense (benefit).  Income tax expense from continuing operations for the year ended December 31, 2007 was $9.2 million as compared to income tax benefit of $30.5 million for the year ended December 31, 2006. Our effective tax rates for the year ended December 31, 2007 and 2006 were 23.5% and (31.3%), respectively. The effective tax rate for 2007 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and share-based compensation charges which are not deductible for tax purposes.

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

Since our formation and through the third quarter of 2006, for purposes of evaluating the need for a valuation allowance on deferred tax assets, we did not weigh significantly our forecast of future taxable income (subjective evidence) as we had not yet established an adequate earnings history (defined by us as at least three years) to provide objective evidence of the ability to generate future income. Accordingly, we had recorded a valuation allowance against a substantial portion of our deferred tax asset. As of December 31, 2006, we had a three-year history of cumulative earnings. As a result, we were able to place a higher degree of reliance on our projections of future taxable income. Based on the results of a comprehensive analysis completed in the fourth quarter of 2006, we concluded that it was more likely than not that a portion of the deferred tax asset previously reserved through a valuation allowance will be realized. As a result, we recorded a tax benefit in the fourth quarter 2006 of $55.6 million.  Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 25.7% for 2006.

Discontinued operations.  Loss from discontinued operations of $2.3 million consist of losses from the operation of Gallatin of $2.9 million, net of minority interest and an income tax expense of $0.6 million.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, make capital expenditures, pay income taxes, and service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other revenue and borrowings under our credit facility.

On April 7, 2008, we completed concurrent offerings of 4.2 million shares of common stock and $287.5 million aggregate principal amount of convertible notes.  The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses.  We used the net proceeds in part to repurchase $175.0 million aggregate principal amount of 10% senior notes due 2012.  In addition, we amended our credit facility on March 28, 2008 to increase the amount available under the revolving line of credit from $275.0 million to $375.0 million.

At December 31, 2008, we had available liquidity of $968.6 million subject to limitations described in our credit facility, including cash of $676.2 million and $292.4 million available under our credit facility.  Our total indebtedness was $539.1 million at December 31, 2008, an increase of $92.2 million from December 31, 2007. The increase in the indebtedness is primarily due to the offering of $287.5 million aggregate principal amount of our convertible notes, as described above, offset by the repurchase of the $175.0 million aggregate principal amount of the 10% senior notes due 2012 and the repayment of our Gallatin loan facility of $17.5 million. Our cash capital expenditures for the year ended December 31, 2008 were $137.8 million, and we expect to invest between $120.0 million and $142.0 million in cash capital expenditures in 2009.

Based on the terms of our outstanding insurance premium note payable, capital lease obligations, and indebtedness as of December 31, 2008, projected 2009 payments of principal on capital lease obligations and indebtedness are $18.9 million in the aggregate, of which $5.6 million, $5.8 million, $5.6 million and $1.9 million are due in each of the four quarters of 2009, respectively. Based on our projection of cash to be generated from operations in 2009 and projected availability under our revolving line of credit, we believe that cash from operations and available borrowings will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt repayment requirements during each quarter of 2009.

The global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability.  We do not believe we experienced any significant impact on our liquidity as a result of these conditions during 2008, although the market price for our common shares has declined substantially.  We continue to monitor these developments and the resulting impact on our business and our suppliers and customers closely.  We are unable to predict the likely duration and severity of the current disruption in the financial markets, and a continuation or worsening of the market disruption and economic downturn could impair our ability to access the capital or credit markets or otherwise obtain financing.

Cash Flows

Net cash provided by operating activities, including discontinued operations, during 2008 was $458.0 million, an increase of $232.3 million from the $225.7 million of net cash provided by operations during 2007. This increase was driven by an increase in our net income of $137.8 million, an increase in the change from 2007 to 2008 in non-cash charges and credits included in net income in the amount of $90.7 million and an increase in cash provided from changes in operating assets and liabilities of $3.8 million. The increase in our net income was mainly due to an increase in our coal margin per ton of $7.63 and a $45.3 million, after-tax, merger termination fee received from Cliffs.   The increase in non-cash charges and credits was mainly driven by a $56.2 million increase in the change in the fair value of derivative instruments from 2007 to 2008, and $34.7 million related to mine closure and asset impairment charges.   Net cash used in operating activities from our discontinued operations during 2008 and 2007 was $6.9 million and $1.4 million, respectively, which is included within net cash provided by operating activities in the consolidated statements of cash flows.

In connection with the termination of the proposed merger with Cliffs in November 2008, Cliffs paid us a fee of $70.0 million. Net of fees paid to our financial advisor, legal and other professional fees and expenses, the gain recognized on the termination fee of the Cliffs proposed merger was approximately $56.3 million. This, in accordance with current accounting principles, is included in our cash provided by operating activities on our consolidated statements of cash flows for the year ended December 31, 2008. We have not received any similar fees in recent prior years and do not anticipate receiving similar fees in the future.

Net cash used in investing activities, including discontinued operations, during 2008 was $77.6 million, a decrease of $87.6 million from the $165.2 million of net cash used in investing activities during 2007.  The decrease was primarily due to proceeds from the sale of Gallatin in the amount of $45.0 million and a $12.0 million increase in proceeds from the disposal of property, plant, equipment and investments over the prior year, primarily resulting from the Kentucky May sale, partially offset by increased capital expenditures of $11.4 million and a decrease in cash used to acquire Mingo Logan in 2007 of $43.9 million.  Cash used in investing activities from our discontinued operations during 2008 and 2007 was $4.9 million and $21.0 million, respectively, which was primarily used for capital expenditures.

Net cash provided by financing activities, including discontinued operations, during 2008 was $241.4 million, an increase of $280.8 million from the $39.4 million of net cash used in financing activities during 2007.  The increase was primarily due to the concurrent offerings of our common stock and our convertible notes, which generated net proceeds of $443.3 million after commissions and expenses, of which a portion was used to repurchase the $175.0 million aggregate principal amount of 10% senior notes due 2012.  Net cash (used in) provided by financing activities from our discontinued operations during the year ended December 31, 2008 and 2007 were ($12.8) million, which includes the $17.5 million for the repayment of our Gallatin loan facility, and $28.9 million, respectively.

 Net cash provided by operating activities in 2007 was $225.7 million, an increase of $15.6 million from $210.1 million in 2006. Excluding the non-cash deferred income tax benefit of $48.7 million in 2006, the increase in 2007 was due to an increase in non-cash items of $4.3 million and an increase in cash provided from operating assets and liabilities of $63.0 million, partially offset by a decrease in net income of $100.4 million.

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

Credit Facility and Long-term Debt

As of December 31, 2008, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

December 31, 2008
Term loan	$233,125
2.375% convertible senior notes due 2015	287,500
Insurance premium financing	18,288
Capital lease obligation	232
Total long-term debt	539,145
Less current portion	18,520
Long-term debt net of current portion	$520,625

Our senior secured credit facility, entered into in October 2005, originally consisted of a $250.0 million term loan facility and a $275.0 million revolving credit facility. The term loan will mature in October 2012, and the revolving credit facility will terminate in October 2010.

On March 28, 2008, Alpha Natural Resources, Inc. (the “Parent”) and Alpha Natural Resources, LLC (“ANR LLC”) entered into an amendment to the related credit agreement to increase the amount available under the revolving credit portion of the facility from $275.0 million to $375.0 million.  As of December 31, 2008, there was $292.4 million available under the revolving credit facility.

On March 31, 2008, the Parent and ANR LLC entered into another amendment to the credit agreement to, among other things, delete the covenant that restricted the Parent from engaging in any business or activity other than certain specified activities, remove the Parent from the application of all of the other negative covenants in the credit facility and to impose on the Parent certain other restrictive covenants in lieu of the original negative covenants.

On October 6, 2008, the Parent and ANR LLC entered into a further amendment to the credit agreement.  This amendment included certain technical amendments to permit ANR LLC and certain of its affiliates to enter into a permitted receivables financing, as well as an increase in the limit on annual capital expenditures from $150 million to $200 million.

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

The March 31, 2008 amendment to the credit agreement provided a new exception to the covenant restricting dividends to permit ANR LLC to pay dividends or make distributions to the Parent (i) to make scheduled payments of interest (and fees and expenses) then due on our convertible notes or then due in respect of any “qualified” debt (which means any debt, other than the convertible notes, that could have been incurred instead by ANR LLC in compliance with the credit agreement); (ii) to make payments of principal or premium then due in respect of any “qualified” debt as long as such payments would be permitted under the credit agreement at that time if ANR LLC or a restricted subsidiary, rather than the parent, were the obligor of such “qualified” debt and were making such payments; (iii) to make payments of principal or premium on the convertible notes not to exceed $20.0 million in the aggregate for the term of the credit agreement that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events); and (iv) so long as immediately before and after such dividends or distributions are paid (1) ANR LLC is in pro forma compliance with the credit agreement’s maximum leverage ratio and minimum interest coverage ratio financial performance covenants, and a new maximum senior secured leverage ratio test, all as described below, (2) the liquidity test described below is satisfied and (3) no event of default under the credit agreement has occurred and is continuing, to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes (and not as a result of any reason other than conversion, such as mandatory repurchases of convertible notes in connection with the occurrence of certain events).

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

Analysis of Material Debt Covenants

We were in compliance with all covenants under our credit facility as of December 31, 2008.

The financial covenants in our credit facility require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the credit agreement, “Adjusted EBITDA”), of not more than 3.5:1.0 for the period of four fiscal quarters ended on December 31, 2008 and for each period of four fiscal quarters ending on each quarter end thereafter.

•
We must maintain a minimum interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of not less than 2.5:1.0 for the four fiscal quarters ending on the last day of any fiscal quarter.

A breach of the covenants in the credit facility, including these financial covenants that are tied to ratios based on Adjusted EBITDA, could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable.  Any acceleration under our credit facility would also result in a default under the indenture governing our convertible notes.

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

At December 31, 2008, our leverage ratio was less than zero, therefore it is not meaningful, and our interest coverage ratio was 16.13, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $968.6 million.  The senior secured leverage ratio was (0.83), due to our cash and cash equivalent balance exceeding our term loan amount.

If certain circumstances exist (as described in the Supplemental Indenture) where all of our $287.5 million aggregate principal amount of convertible notes were converted at the option of the holders, we would have adequate liquidity to satisfy the obligations under the notes and remain in compliance with any required covenants.

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

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008	Twelve Months Ended December 31, 2008
	(In thousands)

Net income	$25,530	$74,337	$69,863	$(4,193)	$165,537
Interest expense, net	10,087	17,097	8,389	6,804	42,377
Interest income	(789)	(2,234)	(2,728)	(1,650)	(7,401)
Income tax expense	7,968	7,662	9,906	15,250	40,786
Depreciation, depletion, and amortization	44,260	44,910	42,197	41,203	172,570
EBITDA	87,056	141,772	127,627	57,414	413,869
Unrestricted subsidiary	1,328	1,131	3,504	13	5,976
Change in fair value of derivative instruments	(16,684)	(6,516)	34,294	36,171	47,265
Write-off of assets	-	-	-	25,687	25,687
Other allowance adjustments	607	131	914	1,235	2,887
Accretion expense	1,852	1,855	1,846	1,947	7,500
Amortization of deferred gains	(213)	(205)	(177)	(84)	(679)
Loss on early extinguishment of debt	-	14,669	33	-	14,702
Stock-based compensation charges	2,911	11,456	635	1,999	17,001
Adjusted EBITDA	$76,857	$164,293	$168,676	$124,382	$534,208
Leverage ratio (1)					NM
Interest coverage ratio (2)					16.13

(1)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2008 (in thousands):

	2009	2010-2011	2012-2013	After 2013	Total
Long-term debt and capital leases (1)	$232	$-	$233,125	$287,500	$520,857
Equipment purchase commitments	63,980	-	-	-	63,980
Operating leases	1,693	2,691	2,401	6,037	12,822
Minimum royalties	10,500	21,346	17,403	30,071	79,320
Coal purchase commitments	216,489	14,190	-	-	230,679
Coal contract buyout	12,980	567	-	-	13,547
Total	$305,874	$38,794	$252,929	$323,608	$921,205

(1)
Long-term debt and capital leases include principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 12.2% on our loans and capital leases, would be approximately $23.4 million in 2009, $46.7 million in 2010 to 2011, $27.4 million in 2012 to 2013, and $9.4 million after 2013.

Additionally, we have long-term liabilities relating to asset retirement obligations, workers' compensation and black lung benefits and postretirement benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2009	2010-2011	2012-2013	After 2013	Total

Asset retirement obligation	$8,375	$23,517	$27,382	$77,085	$136,359
Postretirement	1,081	3,840	6,349	304,676	315,946
Workers' compensation benefits and black lung benefits	1,718	1,122	1,002	6,686	10,528
Total	$11,174	$28,479	$34,733	$388,447	$462,833

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

Federal and state laws require us to secure payment of certain long-term obligations such as mine closure and reclamation costs, federal and state workers' compensation, coal leases and other obligations. We typically secure these payment obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our credit facility. In addition, due to the current instability and volatility of the financial markets, our current surety bond providers may experience difficulties in providing new surety bonds to us, maintaining existing surety bonds, or satisfying liquidity requirements under existing surety bond contracts.  In that event, we would be required to find alternative sources of funding to satisfy our payment obligations, which may require greater use of our credit facility.   To the extent that surety bonds may become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2008, we have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. We also have a committed bonding facility with the Chubb Group of Insurance Companies, pursuant to which Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. We further have a facility with Safeco Insurance Company of America pursuant to which they have agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $35.0 million. As of December 31, 2008, we have posted an aggregate of $149.0 million in reclamation bonds and $9.6 million of other types of bonds under these facilities and maintained letters of credit totaling $82.6 million to secure reclamation and other surety bond obligations.

As part of the sale of Gallatin on September 26, 2008, an escrow balance of $4.5 million was established and we have agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement as well as contingencies that may have existed at closing and materialize within one year from the date of sale.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We adjust such estimates and assumptions as facts and circumstances require.  Illiquid credit markets, volatile equity, foreign currency, and energy markets and declines with the end-demand for steel products due to the current economic environment have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.  Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. We account for the costs of our reclamation activities in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  We determine the future cash flows necessary to satisfy our reclamation obligations on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. In accordance with the provisions of SFAS 143, our asset retirement obligations are initially recorded at fair value, or the amount at which obligations could be settled in a current transaction between willing third parties. In order to determine fair value, we must also estimate a discount rate and third-party margin. Each is discussed further below:

•
Discount Rate. SFAS 143 requires that asset retirement obligations be initially recorded at fair value. In accordance with the provisions of SFAS 143, we utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing.

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

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2008, we had recorded asset retirement obligation liabilities of $98.9 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2008, we estimate that the aggregate undiscounted cost of final mine closures is approximately $136.4 million.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material.   Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates.  At December 31, 2008, we had 599.7 million tons of proven and probable coal reserves.

Postretirement Medical Benefits. We have long-term liabilities for postretirement benefit cost obligations. Detailed information related to these liabilities is included in the notes to our financial statements included elsewhere in this annual report. Liabilities for postretirement benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for postretirement benefit costs. The discount rate used to determine the net periodic benefit cost for postretirement benefits other than pensions was 6.44% for the year ended December 31, 2008 and 5.92% for the year ended December 31, 2007. At December 31, 2008, we had postretirement medical benefit obligations of $61.3 million.

Health care cost trend rate	One-percentage point increase	One-percentage point decrease
	(In thousands)
Effect on total service and interest cost components	$65	$(54)
Effect on a accumulated postretirement benefit obligation	822	(680)

Discount rate	One-half percentage point increase	One-half percentage point decrease
	(In thousands)
Effect on total service and interest cost components	$(429)	$524
Effect on a accumulated postretirement benefit obligation	(3,509)	4,671

Workers' Compensation. Workers' compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our operations are covered through a combination of a self-insurance program and an insurance policy. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs.  At December 31, 2008, we had workers’ compensation obligations of $9.4 million.

Coal Workers' Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers' pneumoconiosis disease (black lung). These claims are covered by a third-party insurance provider in all locations where we operate with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. We account for self-insured black lung obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefit Other than Pension (“SFAS 106”), and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

Charges are made to operations for state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service.  As of December 31, 2008, we had black lung obligations of $1.9 million.

Income Taxes. We account for income taxes in accordance with SFAS 109, which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence as required by SFAS 109. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to carry back and utilize a future tax loss (if a loss were to occur), available tax planning strategies, limitations on deductibility of temporary differences, and the impact the alternative minimum tax has on utilization of deferred tax assets. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results.  As of December 31, 2008, we had gross deferred tax assets of $162.5 million less a valuation allowance of $34.5 million.

New Accounting Pronouncements Issued and not yet Adopted

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board  (“APB”) 14-1, Accounting for Convertible Debt Instruments that may be settled in cash upon conversion (Including partial cash settlement) (“FSP APB 14-1”), which applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  Upon adoption of FSP APB 14-1, on January 1, 2009, we will retrospectively apply the change in accounting principle to prior accounting periods as if the principle has always been used. The adoption of FSP APB 14-1 will result in an estimated pre-tax increase to non-cash interest expense in future annual periods of approximately $11.9 million.  Upon retrospective application in 2009, the adoption will also result in 2008 pretax decrease of non-cash interest expense of $0.6 million, which is comprised of the reversal of $8.9 million of previously written off deferred loan costs net of $7.7 million of additional interest expense for the accretion of the liability component of the debt and $0.6 million of deferred loan cost amortization.  Adoption of the standard will also result in the following pre-tax balance sheet impacts at December 31, 2008; (1) a reduction of debt by approximately $87.8 million and an increase in paid in capital by $95.5 million and  (2)  an  increase to deferred loan costs by approximately $5.3 million, an increase to paid in capital by $3.0 million with a pre-tax credit of $8.9 million to the income statement to record deferred loan costs previously written off when the notes became convertible and to allocate those costs between the portion related to the debt and equity components.  We are continuing to analyze the tax impacts of adopting the new standard, but currently expect that adoption will also result in an increase to deferred tax liabilities and a decrease to the valuation allowance against deferred tax assets with the offsetting impact of these entries being recorded to paid-in-capital.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial position and results of operations.

In December 2007, the FASB issued  SFAS 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).   SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the underlying concepts of SFAS No. 141, Business Combinations, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity.  These pronouncements will become effective January 1, 2009.  Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial statements; however, any business combination we enter into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.  Upon adoption, SFAS 160 will not impact our consolidated financial statements until, if or when we effectuate a business combination post adoption that has noncontrolling (minority) interests.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. At January 16, 2009, 72.2% of our planned 2009 production was committed and priced and approximately 17.0% was committed and unpriced, with approximately 2.4 million tons uncommitted. The uncommitted or unpriced tons are subject to future market price volatility.  At January 16, 2009, we had entered into commitments to purchase 2.6 million tons of coal from others during 2009.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into swap agreements and diesel fuel put options to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreements and put options have not been designated as hedges for accounting purposes, accordingly, the changes in the fair value for these derivative contracts are required to be recorded in cost of sales. As a result, changes in the market price of diesel fuel can have a material impact on our earnings.  These diesel fuel swaps and put options use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contract as the underlying commodity reference price.

As of December 31, 2008, we had in place swap agreements with respect to 33.1 million gallons of diesel fuel, at fixed prices ranging from $1.61 to $4.10 per gallon, which mature in 2009 to 2011.  The fair value of these diesel fuel swap agreements is a liability of $38.0 million which is recorded in accrued expenses and other current liabilities in the amount of $21.2 million and in other liabilities in the amount of $16.8 million as of December 31, 2008.

We have also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel fuel prices decline. As of December 31, 2008, we had purchased put options for 2.6 million gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that No. 2 heating oil prices decline below the strike price, we can exercise the put options and sell the 2.6 million gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of December 31, 2008, we had sold put options for 2.6 million gallons for the first six months of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50.  In the event that No.2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  The net fair value of all these diesel fuel put options is a net asset of $1.3 million of which $5.2 million is recorded in prepaid expenses and other current assets and $3.9 million is recorded in accrued expenses and other current liabilities as of December 31, 2008.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts at December 31, 2008 that are considered derivative instruments are summarized as follows:

	Purchase Price	Tons		Fair Value (In Millions)
Purchase Contracts	Range	Outstanding	Delivery Period	Asset/(Liability)

	$40.00-$60.00	180,000	01/01/08-12/31/09	$1.2
	$60.00-$70.00	150,000	01/01/09-12/31/09	(0.7)
	$110.00-$120.00	60,000	01/01/09-12/31/09	(3.6)
		390,000		$(3.1)

	Selling Price	Tons		Fair Value (In Millions)
Sales Contracts	Range	Outstanding	Delivery Period	Asset/(Liability)

	$50.00-$60.00	140,000	01/01/09-12/31/09	$0.2
	$60.00-$70.00	120,000	01/01/09-12/31/09	0.4
	$70.00-$80.00	120,000	01/01/09-12/31/09	2.3
		380,000		$2.9

Interest Rate Risk

All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of December 31, 2008, we had a $233.1 million term loan outstanding under our credit facility with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (1.50% at December 31, 2008) plus an applicable margin (1.50% at December 31, 2008).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.50% at December 31, 2008) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at year end December 31, 2008 was a liability of $27.9 million ($21.0 million net of tax).

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Roanoke, Virginia
February 26, 2009

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
	December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)
Revenues:
Coal revenues	$2,219,291	$1,647,505	$1,681,434
Freight and handling revenues	279,853	205,086	188,366
Other revenues	54,980	33,241	34,743
Total revenues	2,554,124	1,885,832	1,904,543
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,729,281	1,371,519	1,346,733
Gain on sale of coal reserves	(12,936)	-	-
(Increase) decrease in fair value of derivative instruments, net	47,265	(8,925)	(402)
Freight and handling costs	279,853	205,086	188,366
Cost of other revenues	40,857	22,715	22,982
Depreciation, depletion and amortization	171,963	159,574	140,851
Mine closure/asset impairment charges	30,172	-	-
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	71,923	58,485	67,952
Total costs and expenses	2,358,378	1,808,454	1,766,482

Income from operations	195,746	77,378	138,061
Other income (expense):
Interest expense	(40,398)	(40,366)	(41,774)
Interest income	7,352	2,266	839
Loss on early extinguishment of debt	(14,702)	-	-
Gain on termination of Cliffs' merger, net	56,315	-	-
Miscellaneous income (expense), net	(3,829)	(93)	523
Total other income (expense), net	4,738	(38,193)	(40,412)
Income from continuing operations before income taxes	200,484	39,185	97,649
Income tax (expense) benefit	(39,139)	(9,195)	30,519
Income from continuing operations	161,345	29,990	128,168

Discontinued operations (Note 25)
Loss from discontinued operations	(8,273)	(3,000)	-
Minority interest on the loss from discontinued operations	490	179	-
Gain on sale of discontinued operations	13,622	-	-
Income tax (expense) benefit	(1,647)	565	-
Income (loss) from discontinued operations	4,192	(2,256)	-
Net income	$165,537	$27,734	$128,168

Basic earnings per share:
Income from continuing operations	$2.36	$0.46	$2.00
Income (loss) from discontinued operations	0.06	(0.03)	-
Net income	$2.42	$0.43	$2.00

Diluted earnings per share:
Income from continuing operations	$2.30	$0.46	$2.00
Income (loss) from discontinued operations	0.06	(0.03)	-
Net income	$2.36	$0.43	$2.00

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

Assets
Current assets:
Cash and cash equivalents	$676,190	$54,365
Trade accounts receivable, net	163,674	183,969
Notes and other receivables	15,074	11,141
Inventories	86,594	70,780
Prepaid expenses and other current assets	50,251	59,954
Total current assets	991,783	380,209
Property, plant, and equipment, net	550,098	640,258
Goodwill	20,547	20,547
Other intangibles, net	3,835	9,376
Deferred income taxes	107,452	97,130
Other assets	54,577	63,394
Total assets	$1,728,292	$1,210,914
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term debt	$232	$2,579
Note payable	18,288	18,883
Trade accounts payable	102,975	95,749
Deferred income taxes	639	9,753
Accrued expenses and other current liabilities	140,459	96,098
Total current liabilities	262,593	223,062
Long-term debt	520,625	425,451
Workers’ compensation benefit obligations	9,604	9,055
Postretirement medical benefit obligations	60,211	53,811
Asset retirement obligation	90,565	83,020
Deferred gains on sale of property interests	2,421	3,176
Other liabilities	56,596	30,930
Total liabilities	1,002,615	828,505

Minority Interest	-	1,573
Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares
authorized, none issued	-	-
Common stock - par value $0.01, 100,000,000 shares
authorized, 70,513,880 and 65,769,303 shares issued and outstanding
at December 31, 2008 and 2007, respectively	705	658
Additional paid-in capital	414,410	227,336
Accumulated other comprehensive loss	(30,107)	(22,290)
Retained earnings	340,669	175,132
Total stockholders' equity	725,677	380,836
Total liabilities and stockholders' equity	$1,728,292	$1,210,914

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)

Balances, December 31, 2005	64,420	$644	$193,608	$-	$18,513	$212,765
Comprehensive income
Net income	-	-	-	-	128,168	128,168
Change in derivative financial instrument, net of income tax of $1,787	-	-	-	(5,437)	-	(5,437)
Total comprehensive income						122,731
Initial impact of adoption of Statement of Financial Standards No. 108, net of income tax (Note 2(t))	-	-	-	-	717	717
Exercise of stock options	60	1	953	-	-	954
Amortization of unearned stock-based compensation	484	5	20,459	-	-	20,464
Initial impact of adoption of Statement of Financial Standards No. 158, net of income tax	-	-	-	(13,582)	-	(13,582)
Balances, December 31, 2006	64,964	$650	$215,020	$(19,019)	$147,398	$344,049
Comprehensive income
Net income	-	-	-	-	27,734	27,734
Change in derivative financial instrument, net of income tax of $2,070	-	-	-	(6,298)	-	(6,298)
Impact of Statement of Financial Accounting Standards No. 158, net of income tax benefit of ($997)	-	-	-	3,027	-	3,027
Total comprehensive income						24,463
Exercise of stock options	268	3	3,969	-	-	3,972
Amortization of unearned stock-based compensation	537	5	8,347	-	-	8,352
Balances, December 31, 2007	65,769	$658	$227,336	$(22,290)	$175,132	$380,836
Comprehensive income
Net income	-	-	-	-	165,537	165,537
Change in derivative financial instrument, net of income tax of $3,111	-	-	-	(9,226)	-	(9,226)
Impact of Statement of Financial Accounting Standards No. 158, net of income tax benefit of ($478)	-	-	-	1,409	-	1,409
Total comprehensive income						157,720
Proceeds from public offering of common shares ($41.25 per share), net of offering costs of $7,834	4,182	42	164,624	-	-	164,666
Exercise of stock options	213	2	3,584	-	-	3,586
Amortization of unearned stock-based compensation	350	3	18,866	-	-	18,869
Balances, December 31, 2008	70,514	$705	$414,410	$(30,107)	$340,669	$725,677

See accompanying notes to consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net income	$165,537	$27,734	$128,168
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, depletion and amortization	172,570	159,579	140,851
Loss on early extinguishment of debt	14,702	-	-
Amortization of debt issuance costs	11,904	2,318	2,282
Accretion of asset retirement obligation	7,499	6,845	4,874
Share-based compensation	17,871	9,681	20,464
Amortization of deferred gains on sales
of property interests	(679)	(891)	(1,870)
Gain on sale of discontinued operations	(13,622)	-	-
Gain on sale of fixed assets and investments	(2,474)	(2,219)	(972)
Gain on sale of coal reserves	(12,936)	-	-
Mine closure costs/asset impairment charges	34,706	-	-
Minority interest	(490)	(179)	-
Change in fair value of derivative instruments	47,265	(8,925)	(402)
Deferred income tax expense (benefit)	(16,802)	1,032	(48,720)
Other	2,042	3,637	1,317
Changes in operating assets and liabilities:
Trade accounts receivable	19,674	(12,968)	(24,101)
Notes and other receivables	(6,640)	(7,335)	3,124
Inventories	(16,037)	15,543	7,943
Prepaid expenses and other current
assets	5,202	15,530	20,922
Other assets	(2,736)	(24,303)	(3,688)
Trade accounts payable	14,324	23,548	(28,359)
Accrued expenses and other current
liabilities	13,864	11,684	(19,805)
Workers’ compensation benefits	622	1,375	875
Postretirement medical benefits	8,215	7,475	8,716
Asset retirement obligation	(4,825)	(6,124)	(3,187)
Other liabilities	(713)	2,704	1,649
Net cash provided by
operating activities	$458,043	$225,741	$210,081

Investing activities:
Capital expenditures	$(137,751)	$(126,381)	$(131,943)
Proceeds from disposition of property, plant,
and equipment	16,649	6,101	1,471
Investment in and advances to investee	(199)	(403)	(344)
Proceeds from sale of investment in coal terminal	1,500	-	-
Proceeds from sale of discontinued operations	45,000	-	-
Investment in Dominion Terminal Facility	(2,824)	-	-
Purchase of acquired companies	-	(43,908)	(31,532)
Other	-	(612)	2,302
Net cash used in investing activities	$(77,625)	$(165,203)	$(160,046)

Financing activities:
Repayments of note payable	$(595)	$(20,941)	$(58,315)
Proceeds from issuance of convertible debt	287,500	-	-
Repayments on long-term debt	(193,973)	(15,580)	(290,210)
Proceeds from issuance of long-term debt	-	18,900	286,821
Proceeds from issuance of common stock, net of offering costs of $7,834	164,666	-	-
Debt issuance costs	(10,861)	-	-
Premium payment on early extinguishment of debt	(10,736)	-	-
Increase (decrease) in bank overdraft	(160)	(23,654)	6,749
Tax benefit from share-based compensation	1,980	40	-
Payments of sponsor distributions related to internal restructuring	-	(2,126)	(2,400)
Proceeds from exercise of stock options	3,586	3,932	954
Net cash provided by (used in)
financing activities	$241,407	$(39,429)	$(56,401)
Net increase (decrease) in cash
and cash equivalents	$621,825	$21,109	$(6,366)
Cash and cash equivalents at beginning of period	54,365	33,256	39,622
Cash and cash equivalents at end of period	$676,190	$54,365	$33,256

See accompanying notes to consolidated financial statements.

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)

(1)	Business and Basis of Presentation

Organization and Business

Alpha Natural Resources, Inc. (“Alpha”) and its operating subsidiaries are predominantly engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States. Alpha and its operating subsidiaries produce and sell both steam coal, used mainly for electrical generation and metallurgical coal, used in the production of steel, in the United States and in international markets. Historically, the selling prices of metallurgical coal are more volatile than the selling prices for steam coal.

On February 11, 2005, Alpha, a Delaware corporation succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions (“Internal Restructuring”), and on February 18, 2005, Alpha completed the initial public offering of its common stock. Prior to the Internal Restructuring transactions, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC.

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

The acquisition of Progress Fuel Corp, a subsidiary of Progress Energy, was completed on May 1, 2006.  The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp., and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company's Enterprise business unit and were integrated into Enterprise.

The acquisition of Mingo Logan from Arch Coal, Inc. was completed on June 29, 2007. The Mingo Logan purchase consists of coal reserves, one active deep mine and a load-out and processing plant, which is managed by the Company’s Callaway business unit.

On April 7, 2008, the Company completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 (the “convertible notes”).  The aggregate net proceeds from the common stock offerings and the notes offerings were $443,262 after commissions and expenses.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, respectively, include Alpha and its majority owned and controlled subsidiaries. The entities included in the financial statements are collectively referred to as “the Company.”

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC. (“Gallatin”) to an unrelated third party.   The results of operations for the current and prior periods have been reported as discontinued operations (See Note 25).

(2)	Summary of Significant Accounting Policies and Practices

(a)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term investments. Cash and cash equivalents are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash equivalents are maintained in AAA rated funds, backed by the U.S. government.  As of December 31, 2008 and 2007, the Company had cash and cash equivalents of $676,190 and $54,365, respectively.

(b)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $104 and $399 at December 31, 2008 and 2007, respectively. Credit losses were insignificant in the three-year period ending December 31, 2008. However, the global financial markets have been experiencing extreme disruption in recent months, including, among other things, severely diminished liquidity and credit availability.  The Company continues to monitor these developments and the resulting impact on its business and its suppliers and customers closely. A continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events, may significantly impact the creditworthiness of the Company’s customers, which could increase the risk the Company bears on payment default in future periods.  The Company does not have off-balance-sheet credit exposure related to its customers.

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

Costs for mineral properties, mineral rights, and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons. Mine development costs include costs incurred for site preparation and development of the mine during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from 2 to 20 years. Leasehold improvements are amortized, using the straight-line method, over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred.

(e)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property, plant, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(f)	Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually (as of August 31) in accordance with the provisions of SFAS 142. The impairment review in 2008 supported the carrying value of goodwill.

(g)	Health Insurance Programs

The Company is principally self-insured for costs related to health and medical claims. The Company utilizes commercial insurance to cover specific claims in excess of $500. Estimated liabilities for health and medical claims are recorded based on the Company's historical experience and includes a component for incurred but not reported claims.

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

The changes in the allowance for advance mining royalties were as follows:

Balance at December 31, 2005	$4,830
Provision for non-recoupable advance mining royalties	2,215
Write offs of advance mining royalties	(766)
Balance at December 31, 2006	6,279
Provision for non-recoupable advance mining royalties	511
Write offs of advance mining royalties	(1,254)
Balance at December 31, 2007	5,536
Provision for non-recoupable advance mining royalties	4,453
Write offs of advance mining royalties	(2,060)
Balance at December 31, 2008	$7,929

(k)	Revenue Recognition

The Company recognizes revenue on coal sales when title passes to the customer in accordance with the terms of the sales agreement. Revenue from domestic coal sales is recorded at the time of shipment or delivery to the customer, and the customer takes ownership and assumes risk of loss based on shipping terms. Revenue from international coal sales is recorded at the time coal is loaded onto the shipping vessel, when the customer takes ownership and assumes risk of loss.  In the event that a new contract is negotiated with a customer who incorporates an old contract with different pricing, the Company recognizes as revenue the lower of the cumulative amount billed or an amount based on the weighted average price of the new and old sales price applied to the tons sold.

Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues generally consist of road construction, equipment and parts sales, equipment rebuild and maintenance services, coal handling and processing, royalties and rental income. These revenues, except for road construction, are recognized in the period earned or when the service is completed.  Revenue from road construction contracts is recognized under the percentage of completion method of accounting for long-term contracts in accordance with Accounting Research Bulletin No. 45, Long-Term Construction Contracts, and the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

(l)	Deferred Financing Costs

Deferred financing costs are being amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are included in other assets in the accompanying balance sheets.  On July 1, 2008, the Company’s 2.375% senior convertible notes became convertible at the option of the holders and remained convertible through September 30, 2008.  As a result of the notes becoming convertible, in the second quarter of 2008, the Company fully amortized the deferred debt issuance costs in the amount of $8,904 million incurred with the issuance of the convertible notes on April 7, 2008.  Amortization expense for the years ended December 31, 2008, 2007 and 2006 totaled $11,904, $2,318 and $2,282, respectively.

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

(n)	Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

Workers' Compensation

The Company is self-insured for workers' compensation claims at certain of its operations in West Virginia. Workers' compensation at all other locations in West Virginia and at locations in all other states where the Company operates is covered by a third-party insurance provider.

 The liabilities for workers' compensation claims that are self-insured are estimates of the ultimate losses incurred based on the Company's experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung disease. These claims are covered by a third-party insurance provider in all locations where the Company operates with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. The Company accounts for self-insured black lung obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefit Other than Pension (“SFAS 106”), and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

Charges are made to operations for self-insured state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service. The Company did not assume any responsibility for workers' compensation or black lung claims incurred by any of its subsidiaries prior to their acquisition. Effective December 31, 2006, the Company adopted SFAS 158, which requires that the Company recognize on its balance sheet the amount of the Company's unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The initial effect of the adoption of SFAS 158 was recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.  Subsequent to the year of adoption, these are recorded as components of comprehensive income (loss).

(o)	Postretirement Benefits Other Than Pensions

The Company accounts for health care benefits provided for current and certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. Effective December 31, 2006, the Company adopted SFAS 158, which requires that the Company recognize on its balance sheet the amount of the Company's unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. The initial effect of the adoption of SFAS 158 was recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost. Subsequent to the year of adoption, these are recorded as components of comprehensive income (loss).

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on the estimated fair value of the awards over the requisite service or vesting period. Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”).

In adopting SFAS 123(R), the Company has elected to use the modified prospective transition method and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

(r)	Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward purchase and forward sale contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Accordingly, changes in fair value for these forward sales and forward purchase contracts have been recorded in the income statement and are reflected in (increase) decrease in fair value of derivatives instruments, net. At December 31, 2008, we had unrealized gains (losses) on open sales and purchase contracts in the amount of $2,854 and ($3,042), respectively. At December 31, 2007, the Company had unrealized gains (losses) on open sales and purchase contracts of ($2,139) and $11,253, respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

The Company utilizes interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate and long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense in the same period in which the related floating rate debt obligation affects earnings.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements and diesel fuel put options to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreements and put options are not designated as hedges for accounting purposes, and therefore the changes in the fair value for these derivative instrument contracts have been recorded in the income statement and are reflected in (increase) decrease in fair value of derivative instruments, net. These diesel fuel swaps and put options use the NYMEX New York Harbor #2 heating oil as the underlying commodity reference price.  Any unrealized loss is recorded in other current liabilities and other liabilities.  Any unrealized gain is recorded in other current assets and other assets.

As of December 31, 2008, we had in place swap agreements with respect to 33.1 million gallons of diesel fuel, at fixed prices ranging from $1.61 to $4.10 per gallon, which mature in 2009 to 2011.  At December 31, 2008, the fair value of these diesel fuel swap agreements is a liability of $37,988, of which $21,176 is recorded in accrued expenses and other current liabilities and $16,812 is recorded in other liabilities.  At December 31, 2007, the fair value of diesel fuel swap agreements was an asset of $36.

We have also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel fuel prices decline. As of December 31, 2008, we had purchased put options for 2.6 million gallons for the first six months of 2009 at a strike price of $3.50 per gallon. In the event that No. 2 heating oil prices decline below the strike price, we can exercise the put options and sell the 2.6 million gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of December 31, 2008, we also sold put options for 2.6 million gallons for the first six months of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50.  In the event that No. 2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  The fair value of all these diesel fuel put options is a net asset of $1,281 of which $5,186 is recorded in prepaid expenses and other current assets and $3,905 is recorded in accrued expenses and other current liabilities as of December 31, 2008.  At December 31, 2007, the fair value of diesel fuel put options was an asset of $204.

(s)	New Accounting Pronouncements Issued and not yet Adopted

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board  (“APB”) 14-1, Accounting for Convertible Debt Instruments that may be settled in cash upon conversion (Including partial cash settlement) (“FSP APB 14-1”), which applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  Upon adoption of FSP APB 14-1, on January 1, 2009, the Company will retrospectively apply the change in accounting principle to prior accounting periods as if the principle has always been used. The adoption of FSP APB 14-1 will result in an estimated pre-tax increase to non-cash interest expense in future annual periods of approximately $11,944.  Upon retrospective application in 2009, the adoption will also result in 2008 pretax decrease of non-cash interest expense of $547, which is comprised of the reversal of $8,904 of previously written off deferred loan costs net of $7,720 of additional interest expense for the accretion of the liability component of the debt and $637 of deferred loan cost amortization.  Adoption of the standard will also result in the following pre-tax balance sheet impacts at December 31, 2008; (1) a reduction of debt by approximately $87,791 and an increase in paid in capital by $95,511 and  (2)  an  increase to deferred loan costs by approximately $5,309, an increase to paid in capital by  $2,958 with a pre-tax credit of $8,904 to the income statement to record deferred loan costs previously written off when the notes became convertible and to allocate those costs between the portion related to the debt and equity components.  The company is continuing to analyze the tax impacts of adopting the new standard, but currently expects that adoption will also result in an increase to deferred tax liabilities and a decrease to the valuation allowance against deferred tax assets with the offsetting impact of these entries being recorded to paid-in-capital.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial position and results of operations.

In December 2007, the FASB issued  SFAS 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).   SFAS 141(R) and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) retains the underlying concepts of SFAS 141, Business Combinations, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity.  These pronouncements will become effective January 1, 2009.  Upon adoption, SFAS 141(R) will not have a significant impact on the Company’s consolidated financial statements; however, any business combination the Company enters into after the adoption may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.  Upon adoption, SFAS 160 will not have an impact on the Company’s consolidated financial statements until, if or when the Company effectuates a business combination post adoption that has noncontrolling (minority) interests.

(t)	Adoption of SAB 108

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 was effective for the Company for the year ended December 31, 2006 and provided for a one time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors which were not previously deemed to be material, but which are material under the guidance of SAB 108. As a result of the adoption of SAB 108, the Company changed its method of accounting for costs related to perpetual water treatment and also for certain materials and supplies inventories which are used in mining operations.  For the year ended December 31, 2006, the Company recorded a cumulative effect adjustment to increase beginning retained earnings by $717 (net of income tax effect of $238) for the net effect of these accounting changes. The Company considered the impact of these errors to be immaterial prior to the adoption of SAB 108.

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

Mine Supplies Inventory

Since its formation, the Company has not recorded as inventory certain mine supplies, including tires, explosives and fuel that are maintained at some of its mines and used in mine operations. The Company's policy was to expense these costs when the supplies were purchased. Since the inventory balances remained consistent from period to period, the impact of this policy was considered immaterial prior to the adoption of SAB 108. Upon adoption of SAB 108, the Company changed its policy to record these amounts in inventory when purchased and to expense the items when used in mining operations. For the year ended December 31, 2006, the Company recorded an increase to inventory of $3,675, a decrease in deferred tax assets of $916 and an increase in beginning retained earnings of $2,759.

(u)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advance mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers' compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method and the related estimated costs to complete; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

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

(3)	Earnings Per Share

The number of shares used to calculate basic earnings (loss) per share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the 2.375% convertible senior notes due 2015 that are convertible into the Company’s common stock. The convertible senior notes due 2015 become dilutive for earnings per share calculations when the average share price for the quarter exceeds the conversion price of $54.66.  The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money and amounted to 734,613 shares for the December 31, 2008 year to date diluted earnings per share calculation.

The computations of basic and diluted net income per share for 2008, 2007, and 2006, are set forth below:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Income from continuing operations	$161,345	$29,990	$128,168
Income (loss) from discontinued operations	4,192	(2,256)	-
Net income	$165,537	$27,734	$128,168

Denominator:
Weighted average shares - basic	68,453,724	64,631,507	64,093,571
Dilutive effect of stock equivalents	1,806,011	377,923	57,209
Weighted average shares- diluted	70,259,735	65,009,430	64,150,780

Basic earnings per share:
Income from continuing operations	$2.36	$0.46	$2.00
Income (loss) from discontinued operations	0.06	(0.03)	-
Net income per basic share	$2.42	$0.43	$2.00

Diluted earnings per share:
Income from continuing operations	$2.30	$0.46	$2.00
Income (loss) from discontinued operations	0.06	(0.03)	-
Net income per diluted share	$2.36	$0.43	$2.00

(4)	Inventories

Inventories consisted of the following:

	December 31,
	2008	2007

Raw coal	$9,018	$8,754
Saleable coal	61,297	48,928
Equipment purchased for resale	2,282	1,688
Materials and supplies	13,997	11,410
Total inventories	$86,594	$70,780

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2008	2007

Prepaid insurance	$22,148	$20,958
Advanced mining royalties, net	2,538	4,884
Refundable income taxes	-	8,841
Fair value of certain derivative contracts instruments	8,040	11,492
Prepaid freight	11,312	11,213
Other prepaid expenses	6,213	2,566
Total prepaid expenses and other current assets	$50,251	$59,954

(6)	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2008	2007

Land	$12,882	$14,226
Mineral rights	339,330	343,152
Plant and mining equipment	681,362	616,917
Vehicles	7,154	5,659
Mine development	84,815	61,433
Office equipment and software	15,118	13,030
Construction in progress	3,982	25,410
	1,144,643	1,079,827
Less accumulated depreciation, depletion, and amortization	594,545	439,569
Property, plant, and equipment, net	$550,098	$640,258

As of December 31, 2008, the Company had commitments to purchase approximately $63,980 of new equipment, expected to be acquired at various dates in 2009.

Depreciation and amortization expense associated with property, plant and equipment was $127,929, $120,749 and $100,732, and depletion expense was $48,011, $43,730 and $40,716, for the years ended December 31, 2008, 2007, and 2006, respectively.

Interest costs applicable to major asset additions are capitalized during the construction period.  During the years ended December 31, 2008, 2007, and 2006, interest costs of $942, $1,743, and $827 were capitalized.

(7)	Other Intangibles

Other intangible assets consisted of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Sales contracts	$5,084	$2,994	$5,084	$1,907
Customer relationships	4,762	3,017	8,006	2,065
Noncomplete agreements	-	-	927	669
	$9,846	$6,011	$14,017	$4,641

Total amortization expense for the above intangible assets was $2,297, $2,122 and $3,210 for the years ended December 31, 2008, 2007 and 2006, respectively, and is expected to be approximately $2,429, $1,199, $69, and $138 for the years ended December 31, 2009, 2010, 2011, and thereafter, respectively.

(8)	Other Assets

Other assets consisted of the following:

	December 31,
	2008	2007

Advance mining royalties, net	$14,234	$16,174
Deferred loan costs, net of accumulated amortization of $4,515 and $6,245 in 2008 and 2007, respectively	6,852	11,501
Investment in terminal facility	3,484	1,498
Investment in Excelven Pty Ltd	-	4,870
Virginia tax credit receivable	19,242	20,181
Davis-Bacon litigation (See Note 23)	7,925	6,125
Other	2,840	3,045
Total other assets	$54,577	$63,394

(9)	Note Payable

At December 31, 2008, the company had one note payable for $18,288 that was incurred to finance various insurance premiums. Interest, which accrues at the rate of 4.44%, and principal are due in monthly installments, with the final payment due in October 2009. At December 31, 2007, note payable included $18,883 that was incurred to finance various insurance premiums. Interest, which accrued at the rate of 4.96%, and principal were paid in monthly installments, with the final payment paid in September 2008.

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007

Wages and employee benefits	$48,174	$29,750
Current portion of asset retirement obligation	8,375	8,179
Taxes other than income taxes	15,489	16,884
Freight	8,575	8,154
Contractor escrow	1,524	1,201
Deferred revenues	755	1,355
Current portion of self-insured workers' compensation benefits	1,718	1,779
Workers' compensation insurance premium payable	635	1,340
Interest payable	3,237	2,876
Fair value of certain derivative contracts	28,123	2,139
Unamortized portion of unfavorable coal sales contract	2,894	6,763
Construction billings in excess of costs	-	5,454
Income taxes payable	11,749	-
Other	9,211	10,224
Total accrued expenses and other current liabilities	$140,459	$96,098

(11)	Long-Term Debt

  Long-term debt consisted of the following:

	December 31,
	2008	2007

Term loan due 2012	$233,125	$233,125
2.375% convertible senior note due 2015	287,500	-
10% senior notes repurchased in 2008	-	175,000
Gallatin loan facility	-	18,500
Capital lease obligation	232	705
Other	-	700
Total long-term debt	520,857	428,030
Less current portion	232	2,579
Long-term debt, net of current position	$520,625	$425,451

Term Loan

On October 26, 2005, Alpha Natural Resources, LLC (“ANR LLC”), entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “Credit Facility”). The Credit Facility consists of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit.

In March 2008, the Company and its subsidiary, ANR LLC, entered into two amendments to the related Credit Agreement.  One of these amendments increased the amount available under the revolving credit portion of the facility from $275,000 to $375,000. The other amendment, among other things, removed Alpha Natural Resources, Inc. from the application of most of the restrictive covenants and added exceptions to certain other covenants relating to payment of dividends and distributions.

On October 6, 2008, the Parent and ANR LLC entered into a further amendment to the credit agreement.  This amendment included certain technical amendments to permit ANR LLC and certain of its affiliates to enter into a permitted receivables financing, as well as an increase in the limit on annual capital expenditures from $150 million to $200 million.

As of December 31, 2008 and 2007, there were $233,125 in borrowings under the term loan facility and no borrowings under the revolving credit facility. In addition, there were $82,575 and $82,195 in letters of credit outstanding for December 31, 2008 and 2007, respectively. At December 31, 2008, $292,425 was available for borrowing.

The Credit Agreement places restrictions on the ability of ANR LLC and its subsidiaries to make distributions or loans to the Company. The net assets of ANR LLC are restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of common stock of the Company.

All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of December 31, 2008, the Company has a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (1.50% at December 31, 2008) plus the applicable margin (1.50% at December 31, 2008). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide; resulting in no hedge ineffectiveness being recognized in the income statement during the years ended December 31, 2008, 2007, and 2006.  The fair value of the swap at December 31, 2008 was a liability of $27,929 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $20,961, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin. For the years ended December 31, 2008, 2007, and 2006, $4,904, $648, and $314 of losses in accumulated other comprehensive loss were reclassified into interest expense.

2.375% Convertible Senior Notes Due June 2015

On April 7, 2008, the Company completed a public offering of $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015.  The notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2008. The Notes will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The convertible senior notes are the Company's senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.  The convertible senior notes are effectively subordinated to all of the existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The Company used the net proceeds from this offering and concurrent offering of common stock, in part, to repurchase $175,000 aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp, resulting in a $14,702 loss on early extinguishment of debt.

The convertible senior notes will be convertible into cash or cash and shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 18.2962 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $54.66 per share), in certain circumstances.  Subject to earlier repurchase, holders may convert their convertible senior notes prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances:

1.
the convertible senior notes will be convertible during any calendar quarter (and only during that quarter) if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

2.
the convertible senior notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during that note period;

3.	the convertible senior notes will be convertible upon the occurrence of specified corporate transactions; and
4.	the convertible senior notes will be convertible at any time from, and including, January 15, 2015 until the close of business on the business day immediately preceding April 15, 2015.

Upon conversion of the convertible senior notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.  A holder that surrenders convertible senior notes for conversion in connection with a “make-whole fundamental change,” as defined in the supplemental indenture relating to the notes, may in certain circumstances be entitled to an increased conversion rate.  In addition, if a "fundamental change" (also as defined in the supplemental indenture) occurs, holders may require the Company to repurchase all or a portion of their convertible senior notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  The convertible senior notes are not redeemable at the Company’s option prior to maturity.

On July 1, 2008, the convertible senior notes became convertible at the option of the holders and remained convertible through September 30, 2008.  The notes were convertible because the Company’s common stock exceeded the conversion threshold price of $71.06 per share (130% of the applicable conversion price of $54.66 per share) for at least twenty trading days ending June 30, 2008.  As a result of the notes becoming convertible, in the second quarter of 2008, the Company fully amortized the deferred debt issuance costs in the amount of $8,904.  The convertible senior notes are not convertible at December 31, 2008 and as a result they are classified as long term.

10% Senior Notes Due June 2012

In 2008, ANR LLC and Alpha Natural Resources Capital Corp. repurchased $175,000 aggregate principal amount of the 10% senior notes due June 2012, resulting in a $14,702 loss on early extinguishment of debt.  The $175,000 aggregate principal amount of 10% senior notes due 2012 was issued on May 18, 2004 by ANR, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp. in a private placement offering under Rule 144A of the Securities Act of 1933, as amended, resulting in net proceeds of approximately $171,500 after fees and other offering costs. The senior notes were unsecured but were guaranteed fully and unconditionally on a joint and several basis by all of the Company's wholly-owned domestic restricted subsidiaries other than the issuers of the notes, and the Company, as the parent guarantor as a result of the merger of ANR Holdings in the Company. The senior notes were the Company's senior unsecured obligations and ranked equally in right of payment to any existing and future unsecured indebtedness and ranked senior in right of payment to any future subordinated or senior subordinated indebtedness. The senior notes were effectively subordinated in right of payment to the Company's secured indebtedness, including borrowings under the credit facility. Interest on the senior notes was payable semi-annually in June and December.

Gallatin Loan Facility

Gallatin entered into a non-recourse senior secured loan facility with Nedbank Limited on December 28, 2006 (the “Gallatin Loan Facility”) to provide phase one project financing for the construction of assets in the amount of $20,550 at an interest rate based upon the 6-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  The final maturity date was July 26, 2016.   On September 26, 2008, the Company sold Gallatin for cash in the amount of $45,000.  The proceeds were used in part to repay the outstanding amount under the Gallatin Loan Facility.

Other Indebtedness

The Company entered into a capital lease for equipment in conjunction with the purchase of substantially all of the assets of Moravian Run Reclamation Co., Inc. on April 1, 2004. The lease has a term of sixty months with monthly payments ranging from $20 to $60 with a final balloon payment of $180 in March 2009. The effective interest rate on the capital lease is approximately 12.15%. The capitalized cost of the leased property was $1,847 at December 31, 2008. Accumulated amortization was $1,752 and $1,397 at December 31, 2008 and 2007, respectively. Amortization expense on capital leases is included with depreciation expense.  As of December 31, 2008, the future minimum lease payments under this capital lease obligation, which expires in 2009, are $232.

In the Company's acquisition of Progress in 2006, it assumed a capital lease obligation through Caterpillar Financial Services. The remaining lease term was 29 months with monthly payments of $23 starting in May of 2006 and expiring in June of 2008. The effective interest rate on the capital lease was approximately 4.26%. The capitalized cost of the leased property was $513 at December 31, 2008. Accumulated amortization was $274 and $171 at December 31, 2008 and 2007, respectively. Amortization expense on capital leases is included with depreciation expense.

 Future maturities of long-term debt and capital lease obligations are as follows as of December 31, 2008:

Year ending December 31:
2009	$232
2010	-
2011	-
2012	233,125
2013	-
Thereafter	287,500
Total long-term debt	$520,857

(12)	Asset Retirement Obligation

At December 31, 2008 and 2007, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $98,940 and $91,199, respectively. The portion of the costs expected to be incurred within a year in the amount of $8,375 and $8,179, at December 31, 2008 and 2007, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2008 or 2007.  These regulatory obligations are secured by surety bonds in the amount of $148,952 at December 31, 2008 and $142,471 at December 31, 2007. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2006	$77,292
Accretion	6,845
Acquisitions	11,636
Sites added	3,305
Revisions in estimated cash flows	(1,754)
Expenditures	(6,125)
Total asset retirement obligation at December 31, 2007	91,199
Accretion	7,499
Decrease due to sale of asset	(2,108)
Sites added	4,266
Revisions in estimated cash flows	2,909
Expenditures	(4,825)
Total asset retirement obligation at December 31, 2008	$98,940

(13)	Other Liabilities

Other liabilities consisted of the following:

	December 31,
	2008	2007

Fair value of interest rate swap	$27,929	$15,590
Fair value of certain derivative contracts	16,812	-
Davis-Bacon litigation (see Note 23)	7,925	6,125
Unamortized portion of unfavorable coal sales contract	-	2,403
Employee benefits	1,014	1,940
Advance royalties payable	687	879
Contractor escrow	1,332	1,324
Long-term deferred revenue	468	405
Deferred purchase price obligation	429	538
Payable to former sponsor	-	274
Other long-term liabilities	-	1,452
Total other liabilities	$56,596	$30,930

(14)	Deferred Gains on Sales of Property Interests

In February 2003, the Company sold an overriding royalty interest in certain mining properties for $11,850. The gain on this transaction in the amount of $850 was deferred and is being amortized over the ten-year term of the mineral lease. This property interest was acquired from El Paso CGP Company in the acquisition of the Coastal Coal properties.

In April 2003, the Company sold mineral properties for $53,625 in a sale/leaseback transaction. These properties were originally acquired from Pittston Coal Company. The gain on this transaction in the amount of $7,057 was deferred and is being amortized over the ten-year term of the lease.

(15)	Fair Value of Financial Instruments and Fair Value Measurements

The estimated fair values of financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.

Cash and Cash Equivalents, Trade Accounts Receivables, Note Payable, Trade Accounts Payable, and Other Current Liabilities:  The carrying amounts approximate fair value due to the short maturity of these instruments.

Notes Receivable: The fair value approximates the carrying value as the rates associated with the receivables are comparable to current market rates.

Long-term Debt: The fair value of the 2.375% convertible senior notes and 10% senior notes was estimated using observable market prices as these securities were traded.  For the year ended December 31, 2008, the fair value of the Term Loan due 2012 is estimated using observable market prices for debt of similar characteristics and maturities.  For the year ended December 31, 2007, the carrying value of the Term Loan due 2012 and the Gallatin loan facility approximates fair value.  The carrying value of the Company’s capital lease obligation approximates fair value due to the short maturity of these instruments.   The fair value of other long-term debt is based on the current market rate of interest offered to the Company for debt of similar maturities.

The estimated fair values of long-term debt were as follows:

	December 31,
	2008	2008	2007	2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.375% convertible senior notes due 2015	$287,500	$186,013	$-	$-
10% senior notes repurchased in 2008	-	-	175,000	185,063
Term loan due 2012	233,125	194,659	233,125	233,125
Capital lease obligation	232	232	705	705
Gallatin loan facility	-	-	18,500	18,500
Other	-	-	700	700
Total long-term debt	$520,857	$380,904	$428,030	$438,093

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS 157 under the provisions of  FSP Financial Accounting Standard (“FAS”) 157-2 (“FSP FAS 157-2”), which amends SFAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-recurring non-financial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”), on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not impact the Company’s consolidated financial statements, as the Company elected not to measure any additional financial assets or liabilities at fair value other than those which were recorded at fair value prior to adoption.

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

The following table sets forth by level within the fair value hierarchy the company's financial assets that were accounted for at fair value on a recurring basis as of December 31, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of December 31, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets (liabilities):
Forward coal sales	$(3,042)	$(3,042)	$-	$(3,042)	$-
Forward coal purchases	2,854	2,854	-	2,854	-
Diesel fuel derivatives	(36,707)	(36,707)	-	(36,707)	-
Interest rate swaps	(27,929)	(27,929)	-	(27,929)	-

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

(16)	Employee Benefit Plans

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

The components of the change in accumulated benefit obligations of the plans for postretirement benefits other than pensions were as follows:

	December 31,
	2008	2007

Change in benefit obligations:
Accumulated benefit obligation-beginning period:	$54,784	$50,847
Service cost	2,777	3,026
Interest cost	3,421	3,067
Actuarial (gain) or loss	551	(3,024)
Benefits paid	(241)	(129)
Plan amendments	-	997
Accumulated benefit obligation-end of period	$61,292	$54,784

Change in plan assets:
Employer contributions	$(241)	$(129)
Benefits paid	241	129
Fair value of plan assets at December 31	-	-
Funded status	$(61,292)	$(54,784)

Amounts recognized in the balance sheet:
Current liabilities	$(1,081)	$(973)
Long-term liabilities	(60,211)	(53,811)
	$(61,292)	$(54,784)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$14,238	$16,605
Net actuarial gain	(2,898)	(3,449)
	$11,340	$13,156

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Year Ended December 31,
	2008	2007	2006

Service cost	$2,777	$3,026	$3,734
Interest cost	3,421	3,067	2,782
Amortization of net loss	-	-	186
Amortization of prior service cost	2,367	2,351	2,219
Net periodic benefit cost	$8,565	$8,444	$8,921

The following details the amounts expected to be recognized as components of net periodic benefit cost in 2009:

Prior service cost	$2,100
$2,100

The discount rates used in determining the benefit obligations as of December 31, 2008 and 2007 were 6.17%, 6.44%, respectively. The discount rates used in determining net periodic postretirement benefit cost were 6.44%, 5.92% and 5.50% for the years ended December 31, 2008, 2007 and 2006, respectively.  The discount rate assumption is determined from a published yield-curve table matched to the timing of the Company’s projected cash out flows.

The weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for medical benefits assumed is 11% for 2009, decreasing to 5% in 2015 and thereafter.

 Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2008:

	One percentage point increase	One percentage point decrease

Effect on total service and interest cost components	$65	$(54)
Effect on accumulated postretirement benefit obligation	822	(680)

Employer contributions for benefits paid for the years ended December 31, 2008 and 2007 were $241 and $129, respectively. Employee contributions are not expected to be made and the plan is unfunded.

Estimated future benefit payments for the fiscal years ending after December 31, 2008 are as follows:

Year ending December 31:
2009	$1,081
2010	1,618
2011	2,223
2012	2,890
2013	3,460
2014-2018	25,468

 Effective December 31, 2006, the Company adopted SFAS 158 for its black lung benefit obligation and the effect of adoption was an increase in the liability (which is reflected in workers' compensation benefits in the consolidated balance sheet) of $512, an increase in deferred tax assets of $127, and an increase in accumulated other comprehensive loss of $385. The adoption of this pronouncement did not affect the Company's comprehensive income for the year ended December 31, 2006. At December 31, 2008 and 2007, the Company's unfunded accumulated black lung benefit obligation was $1,540 and $1,503, respectively. The net periodic benefit cost was $223, $212, and $152 for the years ended December 31, 2008, 2007, and 2006, respectively. The discount rate used in determining the benefit obligation at December 31, 2008 and 2007 was 5.81% and 5.60%, respectively. The discount rate used in determining net periodic benefit cost was 5.56%, 5.60%, and 5.30%, for the years ended December 31, 2008, 2007, and 2006, respectively.

Estimated future cash payments for the fiscal years ending after December 31, 2008 are as follows:

Year ending December 31:
2009	$143
2010	154
2011	167
2012	168
2013	156
2014-2018	700

(b)	Savings Plan

The Company sponsors a 401(k) Savings-Investment Plan to assist its eligible employees in providing for retirement. The Company contributes 3% of compensation, as defined under the plan, for every employee who is eligible to participate in the plan. Participants also receive a 50% matching contribution from the Company on their contributions of up to 4% of their total compensation, as defined under the plan. The effective date of the plan was February 1, 2003. Total Company contributions for the years ended December 31, 2008, 2007 and 2006, were $11,698, $9,930, and $9,183, respectively.

(c)	Self-Insured Medical Plan

The Company is principally self-insured for health insurance coverage provided for all of its employees. The Company utilizes commercial insurance to cover specific claims in excess of $500. Estimated liabilities for health and medical claims are recorded based on the Company's historical experience and includes a component for incurred but not reported claims.  During the years ended December 31, 2008, 2007 and 2006, total claims expense of $38,422, $31,668 and $25,125, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

(d)	Multi-Employer Pension Plan

Three of the Company's subsidiaries assumed collective bargaining agreements as part of two acquisitions that require them to participate in the United Mine Workers of America (UMWA) 1950 and 1974 pension plans. These plans are multi-employer pension plans.  The Company is required to make contributions to these plans at rates defined by the contract.  For the years ended December 31, 2008 and 2007 we incurred expense of $2,045 and $1,238, respectively. No expense was incurred for the year ended December 31, 2006.

Some of the Company's subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the years ended December 31, 2008, 2007 and 2006 were $191, $84 and $28, respectively.

(e)	Share-Based Compensation Awards

As of December 31, 2008, the total number of shares of Alpha Natural Resources, Inc. common stock available for issuance or delivery under the Company’s current Long-Term Incentive Plan was 5,982,214 shares.  For the years ended December 31, 2008, 2007, and 2006, all shared-based compensation awards granted by the Company consisted of non-vested restricted shares, non-vested performance shares, and restricted stock units.

Share-based compensation expense measured in accordance with SFAS 123(R) totaled $17,871, $9,681, and $20,464 for the years ended December 31, 2008, 2007, and 2006, respectively.

For the years ended December 31, 2008, 2007, and 2006, approximately 51%, 61%, and 90%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses and approximately 49%, 39%, and 10%, respectively, of the stock-based compensation expense was recorded as a component of cost of sales. For the years ended December 31, 2008, 2007, and 2006, approximately $31, $108, and $77 of stock-based compensation costs were capitalized as a component of inventories, respectively. The total tax effects recognized in income in relation to stock-based compensation were benefits of $3,485, $2,275, and $5,259 in 2008, 2007, and 2006, respectively.

    Stock Options

On February 11, 2005, in connection with the Company’s Internal Restructuring, the Alpha Coal Management (“ACM”) LLC 2004 Long-Term Incentive Plan (“2004 LTIP”) was amended and restated, and the outstanding options granted under the plan were automatically converted into options to purchase shares of Alpha common stock and the Company assumed the obligations of ACM pursuant to this plan. These options vest over a period of five years (with accelerated vesting upon a change of control) and have a term of ten years.  After the Internal Restructuring, there were outstanding options under the plan to purchase an aggregate of 596,985 shares of common stock at an exercise price of $12.73 per share. No additional options or awards were or will be granted under this plan.

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

In connection with the Internal Restructuring, Alpha Natural Resources, Inc. adopted, and its stockholders approved, the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (“2005 LTIP”). The principal purpose of the 2005 LTIP is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The 2005 LTIP provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock appreciation rights, non-vested shares, dividend equivalents, performance-based awards and other stock-based awards. On February 11, 2005 the Company granted certain of its executive officers, directors and key employee's options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted. All options granted during 2005 pursuant to the 2005 LTIP vest over a period of five years and have a term of ten years.

No stock options were granted during the years ended December 31, 2008, 2007 and 2006, respectively.

Stock option activity for the year ended December 31, 2008 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2007	744,692	$17.51
Exercised	(212,851)	16.85
Forfeited/cancelled	(11,857)	14.84
Outstanding at December 31, 2008	519,984	17.87	6.09
Exerciseable at December 31, 2008	199,482	17.87	6.09

At December 31, 2008, the options outstanding and the exercisable options had an aggregate intrinsic value of $508 and $234, respectively. Cash received from the exercise of stock options during the years ended December 31, 2008, 2007, and 2006 was $3,586, $3,932, and $954, respectively. As of December 31, 2008, $1,631 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.03 years.

The total intrinsic value of options exercised during the year ended December 31, 2008, 2007, and 2006 was $6,692, $3,081, and $479, respectively.  The Company currently uses authorized and unissued shares to satisfy share award exercises.

    Restricted Stock Awards

The Company grants certain of its executive officers, directors and key employee's restricted shares of Alpha Natural Resources, Inc. common stock pursuant to the Company’s 2005 LTIP.  For executive officers and key employees, the restricted shares vest ratably over five-year and three-year periods or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the company.  For the Company’s directors, restricted share grants vest at the time of grant, but are restricted until for six months upon termination of such director’s service on our Board (with accelerated vesting upon a change of control).  The fair value of restricted share awards is estimated based on the closing stock price at the date of the grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures, which is being amortized over the requisite service periods.

During the years ended December 31, 2008, 2007, and 2006, the Company granted restricted shares to its executive officers, directors and key employee's in the amount of 399,561, 611,863, and 524,277, respectively, of which 952,789 remained outstanding at December 31, 2008.

Non-vested restricted share award activity for the year ended December 31, 2008 is summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2007	880,232	$15.93
Granted	399,561	33.60
Vested	(311,348)	26.14
Forfeited	(15,656)	19.47
Non-vested shares outstanding at December 31, 2008	952,789	19.33

As of December 31, 2008, there was $5,357 of unamortized compensation cost related to non-vested shares which is expected to be recognized as expense over a weighted-average period of 1.60 years.

    Restricted Share Units

The Company’s directors have the option to defer their respective cash fees earned for service on the Company’s Board into restricted share units, as established in the Director Deferred Compensation Agreement (as amended and restated) (“Deferred Compensation Agreement”) of the 2005 LTIP.   Under the Deferred Compensation Agreement, the number of share units credited to each share unit account is based upon the fair market value of our common stock on the applicable payment date of the fees deferred by such director. Upon termination of such director’s service on the Company’s Board, the Company will distribute the director’s share unit account to the director in the form of shares of the Company’s common stock, which shares will be issued under the 2005 LTIP and in accordance with the terms and conditions of such plan and the Deferred Compensation Agreement.

For the years ended December 31, 2008, 2007, and 2006 the Company issued restricted share units of 5,925, 6,296, and 4,835, respectively, to directors who elected to defer their cash compensation earned for service on the Company’s Board and convert it into restricted share units.  The value of the cash compensation converted to restricted share units was reclassified from a liability to equity and amounts to $246, $119, and $82, for the years ended December 31, 2008, 2007, and 2006, respectively.

    Performance Share Awards

Non-vested performance share award activity for the year ended December 31, 2008 is summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2007	588,541	$15.87
Granted	147,192	25.79
Unearned	(200,185)	21.15
Forfeited or expired	(8,365)	18.41
Non-vested shares outstanding at December 31, 2008	527,183	16.59

Shares granted are based on the maximum shares that can be awarded based on the achievement of targeted performance.  Shares awarded related to strategic goals do not meet the SFAS 123(R) citeria for grant date and are excluded from this table.

    During 2008, the Company granted 165,045 performance share awards, of which 163,515 remain outstanding as of December 31, 2008. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2010, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS 123(R). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts compensation expense recognized as appropriate. At December 31, 2008, the Company has assessed the operating income and total shareholder return targets as probable of achievement. As of December 31, 2008, there was $1,701 of unamortized compensation cost related to the 2008 performance share awards which is expected to be recognized over the period ending December 31, 2010.

During 2007, the Company granted 377,247 performance share awards, of which 330,291 remain outstanding as of December 31, 2008. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2009, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS 123(R). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At December 31, 2008, the Company has assessed the operating income and total shareholder return targets as probable of achievement. As of December 31, 2008, there was $973 of unamortized compensation cost related to the 2007 performance share awards which is expected to be recognized over the period ending December 31, 2009.

In 2006, the Company granted 148,268 performance share awards, of which 118,305 remained outstanding as of December 31, 2008.  Recipients of these awards can receive shares of Alpha common stock at the end of a three-year performance period which ended on December 31, 2008, based on the Company's actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of the performance share award was based on the average of the high and low market price of the Company common stock on the date of award and was amortized over the performance period. At December 31, 2008, the Company’s evaluated its performance against the pre-established operating income and return on invested capital targets and determined that there was an achievement of 30% of the targeted award, which amounts to 35,492 shares with a total compensation cost $750.  Accordingly, the Company adjusted the previously recorded compensation expense for these shares as of December 31, 2008.

(17)	Workers' Compensation Benefits

The Company's operations generally are fully insured for workers' compensation and black lung claims. Insurance premium expense for the years ended December 31, 2008, 2007 and 2006 was $18,920, $20,814 and $18,698, respectively.

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

The liability for self-insured workers’ compensation claims and black lung benefits at December 31, 2008 and 2007 was $11,322 and $10,834, respectively, including a current portion of $1,718 and $1,779, respectively. Workers' compensation and black lung expense for the years ended December 31, 2008, 2007 and 2006 was $5,550, $5,290 and $6,507, respectively, including fees paid to the State of West Virginia to be self-insured.

(18)	Related Party Transactions
For the years ended December 31, 2008 and 2007, there were no related party transactions.

The Company leases its Latrobe, Pennsylvania operating facility from a company controlled by the AMCI parties and one of the Company's former Executive Vice Presidents. As of December 31, 2006, the former Company’s Executive Vice President was no longer a related party and as of January 3, 2007, the AMCI parties were no longer related.  Total rent expense was $186 for the year ended December 31, 2006.

One of the Company's former Executive Vice Presidents is a 50% owner of Robindale Energy Services, Inc. (and its subsidiary) (“Robindale”). Robindale is engaged in the business of waste coal sales and related businesses in Pennsylvania. From time to time, Robindale has sold and purchased coal and related products to and from the Company's AMFIRE regional business unit in Pennsylvania. As of December 31, 2006, the former Executive Vice President was no longer related.  For the year ended December 31, 2006 the Company's subsidiaries Alpha Coal Sales and AMFIRE Mining Company, LLC made purchases of $359 from Robindale for trucking services and waste coal. For the year ended December 31, 2006, the Company had sales of $206 to Robindale. For the year 2006, the Company agreed that its former Executive Vice President's continued relationship with Robindale was not a breach of his employment agreement with Alpha, and he did not participate in any decisions to enter into any transactions that were proposed between Robindale and Alpha.

Since April 2004, the Company has entered into various coal sales arrangements with AMCI International AG, formerly, AMCI Metall & Kohle AG. Two of the ANR Holdings and Alpha Natural Resources, Inc. former board members hold ownership in AMCI International AG. As of January 3, 2007, none of the AMCI members were on the Board of the Company.  For the year ended December 31, 2006, total sales of $13,308 have been made pursuant to these arrangements. The Company also had total sales of $51,693 for the year ended December 31, 2006 to AMCI Australia Pty Ltd., an entity owned by these former board members. American Metals and Coal International, Inc., an entity owned by these board members, facilitated coal transactions for an international buyer of $13,865 for the year ended December 31, 2006. The Company made coal purchases totaling $1,030 during the year ended December 31, 2006 from XCoal Energy and Resources, an entity in which each of the former aforementioned board members each own more than a 10% equity interest.

(19)	Commitments

Operating Leases

The Company leases coal mining and other equipment under long-term operating leases with varying terms. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.

As of December 31, 2008, aggregate future minimum lease payments under operating leases and minimum royalties under coal leases were as follows:

	Facility	Coal Royalties	Total
Year Ending December 31:
2009	$1,693	$10,500	$12,193
2010	1,434	10,762	12,196
2011	1,257	10,584	11,841
2012	1,216	10,240	11,456
2013	1,185	7,163	8,348
Thereafter	6,037	30,071	36,108
Total	$12,822	$79,320	$92,142

The above table includes amounts due under non-cancelable leases with initial or remaining lease terms in excess of one year.

For years ended December 31, 2008, 2007 and 2006, net rent expense amounted to $5,286, $7,566 and $8,029, respectively, and coal royalty expense amounted to $88,607, $71,659 and $75,128, respectively.

Other Commitments

 As of December 31, 2008, the Company had commitments to purchase 2,576 tons and 195 tons of coal at a cost of $216,489 and $14,190 during 2009 and 2010, respectively. In addition, as of December 31, 2008, the Company had commitments to purchase approximately $63,980 of new equipment expected to be acquired at various dates in 2009.

(20)	Mergers and Acquisitions

2007 Acquisition

Mingo Logan

On June 29, 2007, the Company completed the acquisition of certain coal mining assets in southern West Virginia from Arch Coal, Inc. known as Mingo Logan for $43,893 including working capital and assumed liabilities.  The Mingo Logan purchase consisted of coal reserves, two mines and a load-out and processing plant that is managed by the Callaway business unit.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$9,555
Property, plant, and equipment	41,892
Intangible assets	4,182
Total assets acquired	55,629
Asset retirement obligation	(11,636)
Other liabilities	(100)
Total liabilities assumed	(11,736)
Net assets required	$43,893

2006 Acquisitions

Gallatin Materials LLC

On December 28, 2006, the Company’s subsidiary, Palladian Lime, LLC (“Palladian”) acquired a 94% ownership interest in Gallatin, a start-up lime manufacturing business in Verona, Kentucky by assuming liabilities in the amount of $3,567 consisting of a note payable in the amount of $1,847 and accounts payable and accrued expenses in the amount of $1,720. The liabilities assumed were allocated to fair value of assets acquired consisting mainly of intangible assets.  In addition, Palladian agreed to and made (i) cash capital contributions of $10,282 of which $3,300 was funded as of December 31, 2006, (ii) a committed subordinated debt facility of up to $8,813 provided to Gallatin by Palladian, of which $3,813 was funded as of December 31, 2007 and (iii) a letter of credit procured for Gallatin’s benefit under the Company’s senior credit facility in the amount of $2,600 to cover project cost overruns. On September 26, 2008, the Company sold its interest in Gallatin to an unrelated third party (Note 25).

Progress Energy

On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy, for $28,795, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company's Enterprise business unit and were integrated into Enterprise.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$5,261
Property, plant, and equipment	46,983
Deferred tax asset	4,838
Total assets acquired	57,082
Current liabilties	(474)
Asset retirement obligation	(7,204)
Other noncurrent liabilites	(20,609)
Total liabilites assumed	(28,287)
Net assets required	$28,795

Included in liabilities assumed is $20,000 allocated to a coal sales agreement which was below market, and is being amortized over the remaining life of the contract.

On September 30, 2008, the Company completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for $13,041 in cash.  The reserves were a portion of an estimated 73 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006.  The Company recorded a gain of $12,936 on the sale.

(21)	Concentrations and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. As of December 31, 2008 and 2007, trade accounts receivable from electric utilities totaled approximately $59,398 and $56,478, respectively. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Quantities sold under some contracts may vary from year to year within certain limits at the option of the customer. Sales to the Company's largest customer accounted for 12% of total revenues for the year ended December 31, 2008 and less than 10% in the years ended December 31, 2007 and 2006.

(22)	Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of December 31, 2008, consisted of 34 underground mines and 27 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA from continuing operations which the Company defines as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income.

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2008, and segment assets as of December 31, 2008 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$2,508,809	$93,128	$(47,813)	$2,554,124
Depreciation, depletion, and amortization	164,127	6,150	1,686	171,963
EBITDA from continuing operations	410,518	30,194	(35,219)	405,493
Capital expenditures	131,662	1,395	1,938	134,995
Total assets	1,644,176	122,262	(38,146)	1,728,292

 Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2007, and segment assets as of December 31, 2007 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$1,857,157	$65,945	$(37,270)	$1,885,832
Depreciation, depletion, and amortization	152,298	5,930	1,346	159,574
EBITDA from continuing operations	281,966	14,585	(59,692)	236,859
Capital expenditures	101,834	860	1,363	104,057
Total assets	1,335,431	132,733	(257,250)	1,210,914

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2006, and segment assets as of December 31, 2006 were as follows:

	Coal Operations	All Other	Corporate and Eliminations	Combined
Revenues	$1,872,527	$72,029	$(40,013)	$1,904,543
Depreciation, depletion, and amortization	131,871	7,134	1,846	140,851
EBITDA from continuing operations	335,997	11,406	(67,968)	279,435
Capital expenditures	124,554	6,208	1,181	131,943
Total assets	1,156,502	96,808	(107,517)	1,145,793

Reconciliation of EBITDA from continuing operations to income from continuing operations:

	Year Ended December 31,
	2008	2007	2006
Total segment EBITDA from continuing operations	$405,493	$236,859	$279,435
Interest expense	(40,398)	(40,366)	(41,774)
Interest income	7,352	2,266	839
Income tax (expense) benefit	(39,139)	(9,195)	30,519
Depreciation, depletion, and amortization	(171,963)	(159,574)	(140,851)
Income from continuing operations	$161,345	$29,990	$128,168

 The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily Brazil, Canada, and various European countries. Export coal revenues totaled $1,317,189 or approximately 52% of total revenues for the year ended December 31, 2008; $704,178 or approximately 37% of total revenues for the year ended December 31, 2007; and, $668,830 or approximately 35% of total revenues for the year ended December 31, 2006. Included in total export revenues were: sales totaling $187,343 to customers located in Brazil during the year ended December 31, 2008; sales totaling $108,464 to customers located in Canada during the year ended December 31, 2007; and sales totaling $111,756 to customers located in Canada during the year ended December 31, 2006.

(23)	Contingencies

(a)	Guarantees and Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company's consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments.  However, due to the current instability and volatility of the financial markets, the Company’s guarantors may experience difficulties in providing new surety bonds to us, maintaining existing surety bonds, or satisfying liquidity requirements under existing surety bond contract.  In that event, the Company would be required to find alternative sources of funding to satisfy its payment obligations, which may require greater use of its credit facility.  The amount of bank letters of credit outstanding as of December 31, 2008 was $82,575. The amount of surety bonds outstanding at December 31, 2008 was $158,598, including $148,952 related to the Company's reclamation obligations (Note 12). The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $144 as of December 31, 2008. The estimated fair value of these guarantees is not significant.

(b)	Litigation

The Company is a party to a number of legal proceedings incident to its normal business activities. While the Company cannot predict the outcome of these proceedings, it does not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon the Company’s consolidated cash flows, results of operations or financial condition.

 Nicewonder Litigation

In December 2004, prior to the Nicewonder Acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became the Company’s wholly-owned indirect subsidiary after the Nicewonder Acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling before the end of the first quarter of 2010.  The Company anticipates that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, the Company does not believe that it will incur any monetary expense as a result of this ruling. As of December 31, 2008, the Company has recorded a $7,925 long-term receivable for the recovery of these costs from the WVDOH and a $7,925 long-term liability for the potential obligations under the ruling.

Cliffs Proposed Acquisition

On July 15, 2008, the Company entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of the Company’s outstanding shares.  Under the terms of the agreement, for each share of the Company’s common stock, stockholders would receive 0.95 Cliffs' common shares and $22.23 in cash.  The proposed merger required approval of each company’s stockholders, for which special meetings were scheduled to take place on November 21, 2008.  On November 3, 2008, the Company commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its meeting as scheduled.  Later in November, each company’s Board of Directors, after considering various issues, including the then current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics and risks and costs of potential litigation, determined that settlement of the litigation and termination of the merger agreement was in the best interests of its equity holders.  As a result, on November 17, 2008, the Company and Cliffs mutually terminated the merger agreement and settled the litigation.  The terms of the settlement agreement included a $70,000 payment from Cliffs to the Company, which net of transaction costs, resulted in a gain of $56,315.

(c)	Other Contingencies

In connection with the Company's acquisition of Coastal Coal Company, the seller, El Paso CGP Company, agreed to retain and indemnify the Company for all workers' compensation and black lung claims incurred prior to the acquisition date of January 31, 2003. The majority of this liability relates to claims in the state of West Virginia. If El Paso CGP Company fails to honor its agreement with the Company, then the Company would be liable for the payment of those claims, which were estimated in October 31, 2008 by the West Virginia Workers' Compensation Commission to be approximately $1,990 on an undiscounted basis using claims data through June 29, 2007. El Paso has posted a bond with the State of West Virginia for the required discounted amount of $1,343 for claims incurred prior to the acquisition.

As part of the sale of Gallatin on September 26, 2008, an escrow balance of $4,500 was established and the Company has agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of sale.

(24)	Mine Closure

    Kingwood Mining Company, LLC.

On December 3, 2008, the Company announced the permanent closure of the Whitetail Kittanning Mine and Whitetail Preparation Facility (Kingwood), Kingwood Mining Company, LLC.  The Whitetail mine complex stopped producing coal in early January 2009.  The decision was a result of adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  Kingwood's 329 employees have been given 60 days' notice of the closure under the Worker Adjustment and Retraining Notification (WARN) Act and will receive their regular rate of pay in lieu of work, if work is not available, through the earlier of February 3, 2009 or the date they accept other employment.   The Company recorded a charge of $30,172, which includes asset impairment charges of $21,153, write off of advance mining royalties of $3,799, which will not be recoverable, severance and other employee benefit costs of $3,559 and increased reclamation obligations of $1,921.  The following table displays a roll-forward of the liabilities for the severance charge from December 3, 2008 through December 31, 2008.

	Accrual at		Accrual at
	December 3,		December 31,
	2008	Payments	2008

Severance and related personnel expenses	$3,559	$126	$3,433

Beginning with the first quarter of 2009 when the mining operations at Kingwood cease, the Company will report the Kingwood’s results of operations as a discontinued operation.

(25)	Discontinued Operations

    Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin for cash in the amount of $45,000.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18,227.  An escrow balance of $4,500 was established and the Company has agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.    The Company recorded a gain on the sale of $13,622 in the third quarter of 2008.  The results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of the Company’s business.

The following table reflects the activities for the discontinued operations for the period ended September 26, 2008 and for the year ended December 31, 2007:

	For the	For the
	Period Ended	Year Ended
	September 26,	December 31,
	2008	2007

Total revenues	$6,863	$-
Total costs and expenses	(13,206)	(3,227)
Gain on sale of discontinued operations	13,622	-
Income (loss) from operations	7,279	(3,227)
Interest income (expense)	(1,930)	227
Income tax (expense) benefit from discontinued operations	(1,647)	565
Minority interest in loss from discontinued operations	490	179
Income (loss) from discontinued operations	$4,192	$(2,256)

The assets and liabilities of the discontinued operations as of December 31, 2007 are shown below:

December 31,
2007

Current assets	$7,307
Property, plant, and equipment, net	23,914
Other assets	3,731
Assets of discontinued operations	$34,952

Current liabilities	$5,280
Noncurrent liabilities	20,668
Other liabilities	553
$26,501

In connection with the sale of Gallatin on September 26, 2008, the minority interest holders contributed their interests in Gallatin in exchange for cash, thereby eliminating the minority interest.

(26)	Supplemental Cash Flow Disclosures

Cash paid for interest (net of amounts capitalized) for the years ended December 31, 2008, 2007 and 2006 was $33,110, $37,448 and $40,392, respectively. Income taxes paid, net of refunds, by the Company for the years ended December 31, 2008, 2007 and 2006 were $35,018, $13,090 and $15,524, respectively.  Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. Significant non-cash activity for the year ended December 31, 2008, 2007, and 2006 were short-term financing of prepaid insurance premiums of $18,288, $18,883, and $20,941, respectively.

(27)	Investments

    Dominion Terminal Associates

On April 30, 2008, the Company’s subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in DTA from 32.5% to 40.6% by making an additional investment of $2,824.   DTA is a partnership with two other companies that operates a leased coal port terminal in Newport News, Virginia (“the Terminal”) that provides the Company a cost effective export facility. The Company accounts for this investment under the equity method.  The Company has the right to use 40.6% of the throughput and ground storage capacity of the terminal and pay for this right based upon an allocation of costs as determined by DTA.

For the year ended December 31, 2008, the Company’s outside revenues totaled $6,625, partially offset by its share of allocated costs of $5,700.  For the years ended December 31, 2007 and 2006, the Company made advances to DTA equal to its share of allocated costs of $4,100 and $4,923, respectively, offset by outside revenues of $2,660 and $1,677, respectively.  Outside revenues consists of tolling, storage, docking, and loading fees which the Company earned from third-party usage of the DTA facilities.

    Excelven Pty Ltd

In September 2004, the Company, together with AMCI, entered into a subscription deed with Excelven Pty Ltd, pursuant to which each party agreed to acquire a 24.5% interest in Excelven for a purchase price of $5,000 in cash. Excelven, through its subsidiaries, owns the rights to the Las Carmelitas mining venture in Venezuela. The investment is accounted for under the equity method, and is included in other assets.  The Company made additional investments in Excelven totaling $29, $263, and $261 for the years ended December 31, 2008, 2007, and 2006, respectively.

The project, in the development stage, is challenged by political and economic uncertainties in Venezuela, and the government of Venezuela had previously expressed an interest in increasing ownership in Venezuelan natural resources.  In addition, the Venezuelan government has delayed the issuance of a permit that would allow Excelven to mine the coal.  In the fourth quarter of 2008, the Company concluded that it had exhausted all reasonable efforts to obtain a mining permit from the Venezuelan government and that it is no longer reasonable to assume that such a permit will be granted.  As a result, the Company has determined that its investment in Excelven was not recoverable and recorded an impairment charge of $4,534 to write off the remaining investment.

At December 31, 2008, 2007, and 2006, the Company’s investment in Excelven was $0, $4,884, and $5,821, respectively.

(28)	Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Year Ended December 31,
	2008	2007	2006

Continuing operations	$39,139	$9,195	$(30,519)
Discontinued operations	1,647	(565)	-
	$40,786	$8,630	$(30,519)

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006

Current tax expense:
Federal	$44,550	$8,747	$15,671
State	11,389	(626)	2,530
	$55,939	$8,121	$18,201
Deferred tax expense (benefit):
Federal	$(13,454)	$(737)	$(40,461)
State	(3,346)	1,811	(8,259)
	$(16,800)	$1,074	$(48,720)
Total income tax expense (benefit):
Federal	$31,096	$8,010	$(24,790)
State	8,043	1,185	(5,729)
	$39,139	$9,195	$(30,519)

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory income tax expense	$70,169	$13,715	$34,177
Increases (reductions) in taxes due to:
Percentage depletion allowance	(22,508)	(9,851)	(6,345)
Extraterritorial income exclusion	(1,945)	-	(1,678)
Deduction for domestic production activities	(3,659)	-	63
State taxes, net of federal tax impact	5,292	766	3,859
Stock-based compensation not deductible	-	203	4,472
Change in valuation allowances	(10,429)	3,776	(67,629)
Loss disallowance	2,147	-	-
Other, net	72	586	2,562
Income tax expense (benefit)	$39,139	$9,195	$(30,519)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	December 31,
	2008	2007
Deferred tax assets
Property, plant, and equipment	$39,966	$45,812
Asset retirement obligation	38,710	35,346
Other liabilities	26,915	17,828
Postretirement medical benefits	23,859	21,233
Alternative minimum tax credit carryforwards	13,507	23,933
Goodwill	13,223	14,415
Workers' compensation benefits	3,988	3,764
Deferred gains on sales of property investments	1,236	1,562
Other Assets	1,068	811
Net operating loss carryforwards	-	887
Gross deferred tax assets	162,472	165,591
Less valuation allowance	(34,462)	(44,368)
Total net deferred tax assets	128,010	121,223

Deferred tax liabilities
Other assets	(1,129)	(1,691)
Prepaid insurance and other prepaid expenses	(5,333)	(20,117)
Advanced mining royalties	(6,261)	(4,527)
Virginia tax credit	(8,474)	(7,511)
Total deferred tax liabilities	(21,197)	(33,846)
Net deferred tax asset	$106,813	$87,377

The breakdown of the net deferred tax asset as recorded in the accompanying consolidated balance sheets is as follows:

	December 31,
	2008	2007

Current liability	$(639)	$(9,753)
Noncurrent asset	107,452	97,130
Total net deferred tax asset	$106,813	$87,377

Changes in the valuation allowance during the year ended December 31, 2008 were as follows:

Valuation allowance at December 31, 2007	$44,368
Increase in valuation allowance not affecting income tax expense	1,473
Decrease in valuation allowance recorded as a reduction to income tax expense - continuing operations	(10,429)
Decrease in valuation allowance recorded as a reduction to income tax expense - discontinued operations	(950)
Valuation allowance at December 31, 2008	$34,462

The increase in the valuation allowance not affecting income tax expense relates to items recorded in other comprehensive income and includes the impact of SFAS 158 and the interest rate swap. The Company's valuation allowance of $34,462 as of December 31, 2008 includes a full valuation allowance against the $13,507 Alternative Minimum Tax (“AMT”) credit carry-forward, which is available for an unlimited carry-forward period to offset regular federal income tax in excess of the AMT. The remaining valuation allowance is being maintained primarily to account for the expectation that the Company will be a perpetual AMT taxpayer at a 20% effective tax rate.

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized.  The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS 109. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at December 31, 2006. Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2,828 as of December 31, 2008.  This amount takes into consideration that a valuation allowance would be recorded against certain deferred tax assets if unrecognized tax benefits were settled.  The Company does not anticipate that total unrecognized benefits recorded as of December 31, 2008 will significantly change during the next twelve months.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2008, the Company has recorded accrued interest expense of $145.  In addition, the Company has accrued interest income of $488 for those uncertain positions where no additional cash taxes are projected due.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	December 31,
	2008	2007
Unrecognized tax benefits – beginning of period	$5,500	$1,437
Gross increases – tax positions in prior period	14	517
Gross decreases – tax positions in prior period	(642)	(857)
Gross increases – current period tax positions	2,357	4,403
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - end of period	$7,229	$5,500

Tax years 2005, 2006, and 2007 remain open to federal and state examination.  The Internal Revenue Service initiated a corporate income tax audit during first quarter 2007 for the Company’s 2005 tax year.  The audit is still ongoing.  Proposed adjustments to date have been included in the provision calculation, and the Company expects the examination to last through the second quarter of 2010.

(29)	Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues from continuing operations	$516,326	$728,977	$714,986	$593,835
Income (loss) from continuing operations	26,304	75,314	64,866	(5,139)
Income (loss) from discontinuing operations	(774)	(977)	4,997	946
Net income (loss)	25,530	74,337	69,863	(4,193)
Basic earnings per share - income (loss) from continuing operations	0.40	1.08	0.93	(0.07)
Basic earnings per share - income (loss) from discontinuing operations	(0.01)	(0.01)	0.07	0.01
Diluted earnings per share - income (loss) from continuing operations	0.40	1.05	0.90	(0.07)
Diluted earnings per share - income (loss) from discontinuing operations	(0.01)	(0.01)	0.07	0.01
Basic earnings per share - net income (loss)	0.39	1.07	1.00	(0.06)
Diluted earnings per share - net income (loss)	0.39	1.04	0.97	(0.06)

Income (loss) from continuing operations for the quarter ended December 31, 2008 includes a $56,315 pre-tax net gain reflecting proceeds less transaction costs from the $70,000 payment received from Cliffs upon termination of its planned merger with the Company,  a pre-tax unrealized loss of $36,171 related to change in fair value of derivative contracts, a pre-tax $30,172 charge related to the closure of the Whitetail Kittanning mine complex, a pre-tax $12,300 charge to coal revenue relating to a coal contract settlement, a pre-tax impairment charge of $4,534 related to the Company’s equity investment in the Excelven joint venture, and an income tax charge of $20,303 to increase the valuation allowance for deferred tax assets.

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues from continuing operations	$430,591	$435,348	$509,387	$510,506
Income from continuing operations	8,933	5,197	9,433	6,427
Loss from discontinuing operations	(584)	(450)	(484)	(738)
Net income	8,349	4,747	8,949	5,689
Basic earnings per share - income from continuing operations	0.14	0.08	0.15	0.10
Basic earnings per share - loss from discontinuing operations	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per share - income from continuing operations	0.14	0.08	0.15	0.10
Diluted earnings per share - loss from discontinuing operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share - net income	0.13	0.07	0.14	0.09
Diluted earnings per share - net income	0.13	0.07	0.14	0.09

Net income for the quarter ended December 31, 2007 included a pre-tax unrealized gain of $6,673 related to the change in fair value of derivative contracts.

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues from continuing operations	$482,310	$489,773	$476,507	$455,953
Income from continuing operations	27,211	23,128	14,544	63,285
Net income	27,211	23,128	14,544	63,285
Basic and diluted earnings per share - net income	0.43	0.36	0.23	0.98

Net income for the quarter ended December 31, 2006 included a charge to coal revenue of $7,000 for a contract buyout of a multi-year legacy coal supply agreement and an income tax benefit of $55,614 for a reversal of a deferred tax asset valuation allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported. In addition, we have established a Code of Business Ethics designed to provide a statement of the values and ethical standards to which we require our employees and directors to adhere. The Code of Business Ethics provides the framework for maintaining the highest possible standards of professional conduct.  We also maintain an ethics hotline for employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited Alpha Natural Resources, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alpha Natural Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alpha Natural Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Roanoke, Virginia

February 26, 2009

Changes in internal controls over financial reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

    Retention Plan Restricted Stock Awards

On February 25, 2009, the Compensation Committee of the Company's Board of Directors approved the grant of retention plan restricted stock awards under the 2005 Long-Term Incentive Plan (as amended, the "Plan") to the Company's officers and other key employees.  The restricted stock awards vest in full on the third anniversary of the grant date.  If a participant terminates employment before February 25, 2012, the employee will forfeit the award in full except if:  (i) employment is involuntarily terminated without cause during the 90-day period immediately preceding a change in control or on or within the one-year period immediately following a change in control, any unvested shares will immediately vest in full, or (ii) employment with the Company is terminated without cause, or as a result of permanent disability or death, any unvested shares will become vested based on the ratio of the number of complete months the employee is employed or serves with the Company during the vesting period to the total number of months in the vesting period.  The named executive officers listed in the Company's most recent proxy statement and the current Chief Financial Officer received retention plan awards in the following amounts:  Chief Executive Officer (108,304 shares), President (86,643 shares), Chief Financial Officer (14,183 shares), Executive Vice President and Chief Operating Officer (45,127 shares), and Senior Vice President (36,959 shares).

    A copy of the form of retention plan restricted stock agreement is attached to this Annual Report on Form 10-K as Exhibit 10.41 and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Proxy Statement.

The Board of Directors of Alpha Natural Resources, Inc. has adopted a code of business ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer, as well as other employees. A copy of this code of ethics has been posted on our Internet website at www.alphanr.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

(1) The following financial statements are filed as part of this annual report under Item 8:

Alpha Natural Resources, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2008 and 2007
Consolidated Statements of Income, years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity and Comprehensive Income, years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows, years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

ALPHA NATURAL RESOURCES, INC.

By:	/s/ Eddie W. Neely

Name:	Eddie W. Neely

Title:	Executive Vice President, Chief Financial Officer, Assistant Secretary and Controller

Date: February 26, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eddie W. Neely and Vaughn R. Groves, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Michael J. Quillen	February 26, 2009	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Michael J. Quillen

/s/ Eddie W. Neely	February 26, 2009	Executive Vice President, Chief Financial Officer, Assistant Secretary and Controller (Principal Financial and Accounting Officer)
Eddie W. Neely

/s/ Mary Ellen Bowers	February 26, 2009	Director
Mary Ellen Bowers

/s/ John S. Brinzo	February 26, 2009	Director
John S. Brinzo

/s/ Kevin S. Crutchfield	February 26, 2009	Director and President
Kevin S. Crutchfield

/s/ E. Linn Draper, Jr.	February 26, 2009	Director
E. Linn Draper, Jr.

/s/ Glenn A. Eisenberg	February 26, 2009	Director
Glenn A. Eisenberg

/s/ John W. Fox, Jr.	February 26, 2009	Director
John W. Fox, Jr.

/s/ Ted G. Wood	February 26, 2009	Director
Ted G. Wood

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

2.26
Agreement and Plan of Merger by and among Cliffs Natural Resources Inc. (formerly known as Cleveland-Cliffs Inc.), Alpha Merger Sub, Inc. (formerly known as Daily Double Acquisition, Inc.), and Alpha Natural Resources, Inc., dated as of July 15, 2008 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 1-32423) filed on July 17, 2008.)

2.27*	Settlement and Release Agreement, dated as of November 17, 2008, by and among Cliffs Natural Resources Inc., Alpha Merger Sub, Inc. and Alpha Natural Resources, Inc.

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

4.9
Seventh Supplemental Indenture, dated as of July 12, 2007, by and among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, and Cobra Natural Resources, LLC (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 of Alpha Natural Resources, Inc. (File No. 333-134081) filed on April 1, 2008.)

4.10
Eighth Supplemental Indenture dated as of April 14, 2008, among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 15, 2008.)

4.11
Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008.)

4.12
Subordinated Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008.)

4.13
Supplemental Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008.)

4.14	Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 1-32423) filed on April 9, 2008.)

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

10-K EXHIBIT INDEX - Continued
Exhibit No.	Description of Exhibit

10.5
Second Amendment and Consent to Credit Agreement dated June 28, 2007 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on July 5, 2007.)

10.6
Third Amendment and Joinder Agreement, dated March 28, 2008, among Alpha Natural Resources, Inc. (as successor by merger to Alpha NR Holding, Inc. (“Holdings”), Alpha Natural Resources, LLC (“ANR LLC”), Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and the Lenders and Issuing Banks (the “Banks”) party thereto from time to time, to the Credit Agreement (the “Credit Agreement”), dated as of October 26, 2005, among Holdings, ANR LLC, the Banks and the Agent, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008.)

10.7
Fourth Amendment and Consent, dated March 31, 2008, among Alpha Natural Resources, Inc.,  ANR LLC, the Agent and the Banks party thereto from time to time, to the Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 1-32423) filed on April 3, 2008.)

10.8*	Fifth Amendment and Consent, dated October 6, 2008, among Alpha Natural Resources, Inc., ANR LLC, the Agent and the Banks party thereto from time to time, to the Credit Agreement.

10.9*‡	Fourth Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated November 17, 2008.

10.10*‡	Second Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated November 17, 2008.

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

10.16‡
Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007) (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.17‡
Alpha Natural Resources, Inc. Annual Incentive Bonus Plan (effective May 14, 2008) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on May 16, 2008.)

10.18‡
 Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.19‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007) (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.20‡
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008.) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on May 16, 2008.)

10-K EXHIBIT INDEX - Continued
Exhibit No.	Description of Exhibit
10.21‡
Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated  2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 9, 2007.)

10.22‡
Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.23‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants on or prior to March 3, 2006) (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-127528) filed on August 15, 2005.)

10.24*‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (for grants after March 3, 2006 to employees) (Restated as of February 10, 2009.)

10.25‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Non-Employee Directors) (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.26*‡	Form of Alpha Natural Resources, Inc. Performance Share Award Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of December 12, 2008.)

10.27†
Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on January 12, 2005.)

10.28
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

10.30
Amendment to Coal Mining Lease dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006.)

10.31
Agreement dated February 17, 2006, between ACIN LLC and Alpha Land and Reserves, LLC and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006.)

10.32‡
Performance period and payout methodology for performance share award grants during 2006 under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on March 9, 2006 and incorporated by this reference.

10-K EXHIBIT INDEX - Continued
Exhibit No.	Description of Exhibit

10.33*‡	Description of Compensation Payable to Independent Directors.

10.34‡
Performance goals and target bonuses set for 2005 under the AIB Plan for Alpha Natural Resources, Inc.’s executive officers as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on April 27, 2005 and incorporated by this reference.

10.35‡
Summary of Retention Compensation Plan approved for certain executive officers of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-129030) filed on December 2, 2005.)

10.36‡
Plan Document and Summary Plan Description of the Alpha Natural Resources, Inc. Key Employee Separation Plan (As Amended and Restated Effective November 20, 2007) (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32423) filed on February 29, 2008.)

10.37*‡	Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008.)

10.38*‡	Form of Amendment to Director Deferred Compensation Agreement.

10.39‡
Letter of Agreement with Michael D. Brown dated May 23, 2007 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 9, 2007.)

10.40*‡	Agreement by and between Alpha Natural Resources Services, LLC and David C. Stuebe, dated as of February 5, 2009.

10.41*‡	Form of Alpha Natural Resources, Inc. Retention Plan Restricted Stock Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

21.1*	List of Subsidiaries

23*	Consent of KPMG LLP

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†
Confidential treatment has been granted with respect to portions of the exhibit. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

‡	Management contract or compensatory plan or arrangement.