Form 10-Q
period 2009-03-31
Alpha Natural Resources, Inc.
filed 2009-05-07
CIK 1310243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
 (276) 619-4410
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑  No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2009 – 71,351,023

Page
PART I

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)	2
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34

Exhibit Index
EX-12.1: Computation of Ratio of Earnings to Fixed Charges
EX-12.2: Computation of Other Ratios
EX-31.A: Certification
EX-31.B: Certification
EX-32.A: Certification
EX-32.B: Certification

Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Coal revenues	$424,416	$422,409
Freight and handling revenues	46,054	59,172
Other revenues	16,265	11,475
Total revenues	486,735	493,056
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	303,025	338,660
Increase in fair value of derivative instruments, net	(238)	(16,684)
Freight and handling costs	46,054	59,172
Cost of other revenues	11,863	8,137
Depreciation, depletion and amortization	40,205	42,545
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	16,466	15,324
Total costs and expenses	417,375	447,154

Income from operations	69,360	45,902
Other income (expense):
Interest expense	(9,853)	(9,979)
Interest income	625	750
Miscellaneous income, net	116	125
Total other income (expense), net	(9,112)	(9,104)
Income from continuing operations before income taxes	60,248	36,798
Income tax expense	(13,627)	(8,808)
Income from continuing operations	46,621	27,990

Discontinued operations
Loss from discontinued operations before income taxes	(7,251)	(3,300)
Income tax benefit	1,594	840
Loss from discontinued operations	(5,657)	(2,460)
Net income	$40,964	$25,530

Basic earnings per share:
Income from continuing operations	$0.67	$0.43
Loss from discontinued operations	(0.08)	(0.04)
Net income	$0.59	$0.39

Diluted earnings per share:
Income from continuing operations	$0.66	$0.43
Loss from discontinued operations	(0.08)	(0.04)
Net income	$0.58	$0.39

See accompanying notes to the condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$692,686	$676,190
Trade accounts receivable, net	162,208	163,674
Notes and other receivables	13,766	15,074
Deferred income taxes	3,105	-
Inventories	105,371	86,594
Prepaid expenses and other current assets	52,727	50,251
Total current assets	1,029,863	991,783

Property, plant, and equipment, net	528,852	550,098
Goodwill	20,547	20,547
Other intangibles, net	3,290	3,835
Deferred income taxes	76,630	83,689
Other assets	55,992	59,886
Total assets	$1,715,174	$1,709,838

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$178	$232
Note payable	12,872	18,288
Trade accounts payable	90,859	102,975
Accrued expenses and other current liabilities	115,960	140,459
Total current liabilities	219,869	261,954
Long-term debt	435,421	432,795
Workers’ compensation benefit obligations	9,819	9,604
Postretirement medical benefit obligations	61,671	60,211
Asset retirement obligation	92,023	90,565
Deferred gains on sale of property interests	2,250	2,421
Other liabilities	55,874	56,596
Total liabilities	876,927	914,146

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares
authorized, none issued	-	-
Common stock - par value $0.01, 100,000,000 shares
authorized, 71,455,668 issued and 71,348,929 outstanding
at March 31, 2009 and 70,513,880 shares issued and
outstanding at December 31, 2008	715	705
Additional paid-in capital	487,372	484,261
Accumulated other comprehensive loss	(29,615)	(30,107)
Treasury stock, at cost: 106,739 and 0 shares at March 31, 2009
and December 31, 2008, respectively	(2,022)	-
Retained earnings	381,797	340,833
Total stockholders' equity	838,247	795,692
Total liabilities and stockholders' equity	$1,715,174	$1,709,838

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net income	$40,964	$25,530
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, depletion and amortization	40,734	44,260
Amortization of debt issuance costs	647	600
Accretion of asset retirement obligation	2,059	1,852
Accretion of debt discount	2,626	-
Share-based compensation	3,225	2,989
Amortization of deferred gains on sales
of property interests	(171)	(213)
Gain on sale of fixed assets and investments	(261)	(672)
Change in fair value of derivative instruments	(238)	(16,684)
Deferred income tax expense	3,791	3,681
Other	542	(469)
Changes in operating assets and liabilities:
Trade accounts receivable	1,466	(12,506)
Notes and other receivables	671	(657)
Inventories	(18,777)	(18,621)
Prepaid expenses and other current
assets	(3,187)	3,789
Other assets	2,822	6,125
Trade accounts payable	(10,576)	11,819
Accrued expenses and other current
liabilities	(24,692)	(12,875)
Workers’ compensation benefits	238	(446)
Postretirement medical benefits	2,052	2,149
Asset retirement obligation	(802)	(1,120)
Other liabilities	617	3,222
Net cash provided by
operating activities	$43,750	$41,753

Investing activities:
Capital expenditures	$(18,136)	$(33,797)
Proceeds from disposition of property, plant,
and equipment	159	786
Investment in and advances to investee	(35)	(29)
Proceeds from sale of investment in coal terminal	-	1,500
Purchase of acquired companies	(1,750)	-
Other	-	(5)
Net cash used in investing activities	$(19,762)	$(31,545)

Financing activities:
Repayments of note payable	$(5,416)	$(6,210)
Repayments on long-term debt	(54)	(158)
Debt issuance costs	-	(1,317)
Decrease in bank overdraft	-	(150)
Tax benefit from share-based compensation	-	734
Common stock repurchases	(2,022)	-
Proceeds from exercise of stock options	-	1,688
Net cash used in
financing activities	$(7,492)	$(5,413)
Net increase in cash
and cash equivalents	$16,496	$4,795
Cash and cash equivalents at beginning of period	676,190	54,365
Cash and cash equivalents at end of period	$692,686	$59,160

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
 (In thousands, except percentages, share, per share, and per gallon data)

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments.  Due to the subjective nature of these estimates, actual results could differ from those estimates.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

Prior period cost of coal sales have been adjusted to exclude changes in the fair value of diesel fuel derivative contracts in the amount of $2,365, which is now included as increase in fair value of derivative instruments, net, to conform to the current year presentation.  This reclassification adjustment had no effect on previously reported income from continuing operations or net income.

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  The results of operations for the prior periods have been reported as discontinued operations (See Note 15).

On December 3, 2008, the Company announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations (See Note 15).

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) Accounting Principle Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption was not permitted and retroactive application to all periods presented is required.  Due to the adoption of FSP APB 14-1, certain adjustments have been made to the prior period presented for the Company’s condensed consolidated balance sheets (See Note 6).

(2)  New Accounting Pronouncements

There were no issued accounting standards not adopted by the Company as of March 31, 2009 that are expected to have a material impact on the Company’s financial statements.

(3) Earnings Per Share

The number of shares used to calculate basic earnings (loss) per share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the 2.375% convertible senior notes due 2015 that are convertible into the Company’s common stock. The convertible senior notes due 2015, which were issued in April 2008, become dilutive for earnings per share calculations when the average share price for the quarter exceeds the conversion price of $54.66.  The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money. For the three months ended March 31, 2009, the conversion option for the convertible senior notes due 2015 was not in the money, therefore there was no dilutive earnings per share impact.

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$46,621	$27,990
Loss from discontinued operations	(5,657)	(2,460)
Net income	$40,964	$25,530

Denominator:
Weighted average shares — basic	69,884,930	65,091,470
Dilutive effect of stock equivalents	811,525	791,886
Weighted average shares — diluted	70,696,455	65,883,356

Basic earnings per share:
Income from continuing operations	$0.67	$0.43
Loss from discontinued operations	(0.08)	(0.04)
Net income per basic share	$0.59	$0.39

Diluted earnings per share:
Income from continuing operations	$0.66	$0.43
Loss from discontinued operations	(0.08)	(0.04)
Net income per diluted share	$0.58	$0.39

(4) Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
Raw coal	$11,339	$9,018
Saleable coal	78,961	61,297
Equipment for resale	1,258	2,282
Materials and supplies	13,813	13,997
Total inventories	$105,371	$86,594

(5) Income Taxes

The income tax provision from continuing operations and discontinued operations for the three months ended March 31, 2009 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Continuing operations	$13,627	$8,808
Discontinued operations	(1,594)	(840)
	$12,033	$7,968

A reconciliation of the statutory federal income tax expense at 35% to actual income tax expense on income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
Federal statutory income tax expense	$21,086	$12,879
Increases (reductions) in taxes due to:
Percentage depletion allowance	(7,667)	(3,114)
Deduction for domestic production activities	(569)	(222)
State taxes, net of federal tax impact	1,490	1,126
Change in valuation allowance	(839)	(2,080)
Change in state rates	-	247
Other, net	126	(28)
Income tax expense	$13,627	$8,808

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

(6) Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
Term loan due 2012	$233,125	$233,125
2.375% convertible senior notes due 2015	287,500	287,500
Capital lease obligation	178	232
Total long-term debt, excluding discount	520,803	520,857
Convertible senior notes discount	(85,204)	(87,830)
Total long-term debt, net of discount	435,599	433,027
Less current portion	178	232
Long-term debt, net of current portion	$435,421	$432,795

Term Loan and Revolving Credit Facility

The Company has a senior secured credit facility (“Credit Agreement”) with a group of lending institutions led by Citicorp North America, Inc. as the administrative agent, which consists of a $250,000 term loan facility and a $375,000 revolving credit facility.  As of March 31, 2009, the Company had $361,926 available under the revolving credit facility.  The revolving credit facility will terminate in October 2010 and the term loan will mature in October 2012.

The Credit Agreement places restrictions on the ability of Alpha Natural Resources LLC (“ANR LLC”) and its subsidiaries to make distributions or loans to the Company. The net assets of ANR LLC are restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of common stock of the Company.

All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of March 31, 2009, the Company has a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (1.25% at March 31, 2009) plus the applicable margin (1.50% at March 31, 2009). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of the term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded in other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarters ended March 31, 2009 and 2008.  The fair value of the swap at March 31, 2009 was $27,897 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $20,937, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

2.375% Convertible Senior Notes Due June 2015

In April 2008, the Company completed a public offering of $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015.  The notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2008. The notes will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The notes are convertible in certain circumstances and in specified periods (as described in the Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.

On January 1, 2009, the Company adopted FSP APB 14-1, which applies to all convertible debt instruments that have a ‘‘net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Upon adoption of FSP APB 14-1, the Company retrospectively applied the change in accounting principle to prior accounting periods.  Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87,830 and an increase in paid in capital of $69,851, (2) an increase to deferred loan costs of $5,309, (3) a net reduction to deferred tax assets of $23,124 ($36,262 reduction in deferred tax assets, offset by a $13,138 change in the valuation allowance), and (4) a net increase in retained earnings of $164.  The adoption of FSP APB 14-1 resulted in an increase to non-cash interest expense of $2,838 for the three month period ending March 31, 2009, of which $2,626 is related to the accretion of the convertible debt discount and $212 is related to the amortization of the deferred loan fees that were reestablished as described above.  The deferred loan fees and debt discount will be amortized and accreted, respectively, over the term of the convertible notes, which are due in 2015.   Adoption of the standard had no impact on the results of operations for the three months ended March 31, 2008.

As of March 31, 2009, the notes were not convertible, and the carrying amounts of the debt and the equity components were $202,296 and $95,511, respectively.  The unamortized discount of the liability was $85,204 at March 31, 2009 and will continue to be amortized over 6 years.  For the period ending March 31, 2009, the effective interest rate on the liability component was 8.64% and the Company recognized interest expense of $1,707 and $2,626 on the contractual interest coupon and amortization on the discount of the liability, respectively.

Accounts Receivable Securitization

On March 25, 2009, the Company and certain subsidiaries became a party to an $85,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by Alpha Natural Resources, Inc.  The sole purpose of the SPE is to purchase trade receivables generated by certain of the Company’s operating subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85,000 of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for the ultimate benefit of the Company.

The SPE is consolidated into the Company’s financial statements, and therefore the A/R Facility has no impact on the Company’s consolidated financial statements as of or for the period ended March 31, 2009. The assets of the SPE, however, are not available to the creditors of the Company or any other subsidiary.  The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility.  Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of March 31, 2009, letters of credit in the amount $67,000 were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  At March 31, 2009, the SPE had available borrowing capacity under the A/R Facility of $10,800.  Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility.  The Company does not guarantee repayment of the SPE’s debt under the A/R Facility.  The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

(7) Asset Retirement Obligation

At March 31, 2009 and December 31, 2008, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $101,060 and $98,940, respectively. The portion of the costs expected to be incurred within a year in the amounts of $9,037 and $8,375 at March 31, 2009 and December 31, 2008, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $159,497 at March 31, 2009 and $148,952 at December 31, 2008. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2008	$98,940
Accretion for the period	2,059
Acquisitions during the period	336
Expenditures for the period	(802)
Sites added during the period	684
Revisions in estimated cash flows	(157)
Total asset retirement obligation at March 31, 2009	$101,060

(8) Share-Based Compensation Awards

As of March 31, 2009, the total number of shares of Alpha Natural Resources, Inc. common stock available for issuance or delivery under the Company’s current Long-Term Incentive Plan (“LTIP”) was 4,607,820 shares.  During the three months ended March 31, 2009 and 2008, all shared-based compensation awards granted by the Company consisted of non-vested restricted shares, non-vested performance shares, and restricted stock units.

Share-based compensation expense totaled $3,225 and $2,989 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, approximately 72% and 66%, respectively, of share-based compensation expense is reported as selling, general and administrative expenses, included in the Corporate and Eliminations category for segment reporting purposes (Note 13), and approximately 28% and 34%, respectively, is reported as a component of cost of sales, included in the Coal Operations and All Other segment for segment reporting purposes (Note 13).  As of March 31, 2009 and December 31, 2008, approximately $242 and $170, respectively, of share-based compensation costs was capitalized as a component of inventories. The Company reports the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. The excess tax benefits during the three months ended March 31, 2009 and 2008 were $0 and $734, respectively.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.   During the three months ended March 31, 2009, 418,433 shares of the Company’s common stock granted to employees vested. During the three months ended March 31, 2009, the Company repurchased 106,739 common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon vesting at an average price paid per share of $18.96.

Stock Options

Stock option activity for the three months ended March 31, 2009 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2008	519,984	$17.87
Forfeited/Expired	(12,142)	17.37
Outstanding at March 31, 2009	507,842	17.87	5.85
Exercisable at March 31, 2009	306,063	18.26	5.87

The aggregate intrinsic value of options outstanding at March 31, 2009 was $722 and the aggregate intrinsic value of exercisable options was $339. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $2,048, respectively.  Cash received from the exercise of stock options during the three months ended March 31, 2009 and 2008 was $0 and $1,688, respectively. As of March 31, 2009, $1,219 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 0.79 years. The weighted-average grant date fair value of options outstanding at March 31, 2009 and 2008 was $7.33 and $7.38, respectively.

Restricted Share Awards

Restricted share award activity for the three months ended March 31, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	952,789	$19.33
Granted	917,684	18.90
Vested	(383,214)	19.86
Forfeited/Expired	(11,115)	17.64
Non-vested shares outstanding at March 31, 2009	1,476,144	18.91

The Company granted 917,684 restricted share awards during the three month period ending March 31, 2009.  The restricted shares vest ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the Company.

The fair value of restricted share awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of March 31, 2009, there was $20,484 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 2.32 years.

Performance Share Awards

Performance share award activity for the three months ended March 31, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	527,183	$16.59
Granted	403,592	24.12
Vested	(35,219)	21.15
Forfeited or expired	(12,936)	18.05
Non-vested shares outstanding at March 31, 2009	882,620	19.83

The Company issued 35,219 performance shares to employees on February 10, 2009, related to the 2006 performance grant, which ended on December 31, 2008.  Based upon the Company’s performance against the pre-established operating income and return on invested capital targets, a 30% award was issued to employees.

The Company granted 403,592 performance share awards during the three month period ending March 31, 2009.  Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2011, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0% to 200% of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R), Share-based Payments (as amended) (“SFAS 123”). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. For executive officers of the Company to receive these performance share awards, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria set for all other employees participating in the plan.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate.

As of March 31, 2009, there was $6,828 of unamortized compensation cost related to the outstanding performance share awards.  This unamortized compensation cost is expected to be recognized over the remaining periods up to December 31, 2011.

(9) Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also increases required disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the Company’s financial position and results of operations.  The required disclosures for SFAS 161 are included in this footnote.

The Company accounts for certain forward purchase and forward sale coal contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Changes in fair value of these coal derivative contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  At March 31, 2009, the Company had unrealized gains (losses) on open sales and open purchase contracts of $4,568 and ($5,617), respectively. The unrealized gains of $4,568 on open sales contracts are recorded in prepaid expenses and other current assets.   The unrealized losses on open purchase contracts are recorded in accrued expenses and other current liabilities and other liabilities in the amount of ($5,392) and ($225), respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate and long-term debt obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense in the same period in which the related floating rate debt obligation affects earnings.  At March 31, 2009, the fair value of the interest rate swap agreements is a liability of $27,897, which is recorded in other liabilities.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for its operations. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for hedge accounting.  Most of the diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in fair value of these diesel fuel derivative instrument contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  These diesel fuel swaps and put options use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contracts as the underlying commodity reference price. Any unrealized loss is recorded in accrued expenses and other current liabilities and other liabilities and any unrealized gain is recorded in prepaid expenses and other current assets and other assets.   For any hedges that qualify for hedge accounting, the effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income (loss) and any ineffective portion of any unrealized gain (loss) is recorded as an (increase) decrease in fair value of certain derivative instruments, net.

As of March 31, 2009, approximately 11,670 gallons or 52% of the Company's budgeted 2009 remaining diesel fuel usage has been capped with the swap agreements in which the Company has agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil.  The fixed prices for the notional quantity of 11,670 gallons range from $1.61 to $4.10 per gallon for the last nine months of 2009.  In addition, as of March 31, 2009, the Company has in place swap agreements with respect to 19,310 gallons, at fixed prices ranging from $1.79 to $3.86 per gallon, which mature in 2010 to 2012.  At March 31, 2009, the fair value of these diesel fuel swap agreements is a net liability of $36,255, which is recorded in other assets in the amount of $49, accrued expenses and other current liabilities in the amount of $21,023, and in other liabilities in the amount of $15,281.

The Company has also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel fuel prices decline. As of March 31, 2009, the Company had purchased put options for 1,323 gallons at a strike price of $3.50 per gallon for the second quarter of 2009.  In the event that No. 2 heating oil prices decline below the strike price, the Company can exercise the put options and sell the 1,323 gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of March 31, 2009, the Company had sold put options for 1,323 gallons for the second quarter of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50. In the event that No.2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  At March 31, 2009, the fair value of all diesel fuel put options is a net asset of $655 of which $2,761 is recorded in prepaid expenses and other current assets and $2,106 is recorded in accrued expenses and other current liabilities.

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in assets as of March 31, 2009 and December 31, 2008:

	Asset Derivatives
	3/31/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Diesel fuel derivatives	Other assets	$49	Other assets	$-
Total Derivatives Designated as Hedging Instruments		$49		$-

Derivatives Not Designated as Hedging Instruments:
Forward coal sales	Prepaid expenses and other current assets	$4,568	Prepaid expenses and other current assets	$2,854
Diesel fuel derivatives	Prepaid expenses and other current assets	2,761	Prepaid expenses and other current assets	5,186
Total Derivatives Designated as Hedging Instruments		$7,329		$8,040

Total Derivatives		$7,378		$8,040

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in liabilities as of March 31, 2009 and December 31, 2008:

	Liabilities Derivatives
	3/31/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Diesel fuel derivatives	Other liabilities	$40	Other liabilities	$-
Interest rate swaps	Other liabilities	27,897	Other liabilities	27,929
Total Derivatives Designated as Hedging Instruments		$27,937		$27,929

Derivatives Not Designated as Hedging Instruments:
Forward coal purchases	Accrued expenses and other current liabilities	$5,392	Accrued expenses and other current liabilities	$3,042
Forward coal purchases	Other liabilities	225	Other liabilities	-
Diesel fuel derivatives	Accrued expenses and other current liabilities	23,129	Accrued expenses and other current liabilities	25,081
Diesel fuel derivatives	Other liabilities	15,241	Other liabilities	16,812
Total Derivatives Designated as Hedging Instruments		$43,987		$44,935

Total Derivatives		$71,924		$72,864

The following are the derivatives in cash flow hedging relationships and their related effect in the Income Statement and Other Comprehensive Income for the periods ending March 31, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) or Loss Recognized in Income on Hedged Item	Amount of (Gain) or Loss Recognized in Income on Hedged Item		Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)
		Three Months Ending March 31,		Three Months Ending March 31,
		2009	2008	2009	2008

Diesel fuel derivatives	(Increase) decrease in fair value of derivative instruments, net	$-	$-	$(6)	$-
Interest rate swaps	Interest Expense	2,408	448	(24)	(6,409)
	Total	$2,408	$448	$(30)	$(6,409)

The following are the derivatives not designated as hedging instruments and their related effect in the Income Statement for the periods ending March 31, 2009 and 2008:

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
		Three Months Ending March 31,
		2009	2008
Forward coal sales	(Increase) decrease in fair value of derivative instruments, net	$(1,714)	$18,416
Forward coal purchases	(Increase) decrease in fair value of derivative instruments, net	2,575	(32,734)
Diesel fuel derivatives	(Increase) decrease in fair value of derivative instruments, net	(1,099)	(2,366)
	Total	$(238)	$(16,684)

(10) Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS 157 under the provisions of  FSP Financial Accounting Standard (“FAS”) 157-2 (“FSP FAS 157-2”), which amended SFAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-recurring non-financial assets and liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company did not apply the provisions of SFAS 157 as of January 1, 2009,  included those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those non-recurring non-financial assets and non-financial liabilities initially measured at fair value in a business combination. The partial adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the one year deferral under the provisions of FSP FAS 157-2 expired and the Company fully adopted SFAS 157.  The full adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

The following table sets forth by level within the fair value hierarchy the Company's financial and non-financial assets and liabilities that are accounted for at fair value on a recurring and non-recurring basis as of March 31, 2009.  As required by SFAS 157, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of March 31, 2009
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Forward coal sales	$4,568	$4,568	$-	$4,568	$-
Forward coal purchases	$(5,617)	$(5,617)	$-	$(5,617)	$-
Diesel fuel derivatives	$(35,600)	$(35,600)	$-	$(35,600)	$-
Interest rate swaps	$27,897	$27,897	$-	$27,897	$-
Asset Retirement Obligations	$(1,020)	$(1,020)	$-	$-	$(1,020)

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

Level 3 Fair Value Measurements

Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company records these reclamation obligations under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) (Note 7).  SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. The fair value of the liability was determined in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), using expected discounted cash flows developed using the Company’s own data, including actual asset retirement costs associated with previous projects.  The inputs associated with the expected cash flows would be considered unobservable (Level 3) under SFAS 157.

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

SFAS 143 also provides for recognition of period-to-period changes in the liability as a result of revisions to the timing or amount of the estimated original undiscounted cash flows. The Company annually reviews its estimated future cash flows for its asset retirement obligations with the changes to estimated undiscounted cash flows being incorporated into a remeasurement of the liability.  Although upward revisions to the liability use fair value measurement concepts, the incremental layers cannot be transferred separately and therefore subsequent measurements of the entire obligation are not fair value measurements and are not subject to the requirements of SFAS 157.

The following table summarizes the changes in the Company’s recurring Level 3 net non-financial assets (liabilities):

January 1, 2009	$-
Realized gains (losses)	-
Unrealized gains (losses)	-
Additions to reclamation liabilities	(1,020)
Transfers in and/or out	-
March 31, 2009	$(1,020)

The Company has no change in unrealized gains (losses) relating to Level 3 asset retirement obligations noted in the table above for the period ending March 31, 2009.

 (11) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the “Plan”):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$694	$693
Interest cost	855	873
Amortization of prior service cost	592	615
Net periodic benefit cost	$2,141	$2,181

The Company provides current and certain retired employees and their dependents postretirement medical benefits by accruing the costs of such benefits over the service lives of employees.  Premiums are paid by the Company based on years of service, with the difference contributed by the employee, if any.  Employer contributions for postretirement medical benefits paid for the three months ended March 31, 2009 and 2008 were $90 and $32, respectively.  Employee contributions are insignificant and the Plan is unfunded.

 Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan.  The contributions made to these plans for the three months ended March 31, 2009 and 2008 were $49 and $45, respectively.

(12) Comprehensive Income

 Total comprehensive income is as follows for the three months ended March 31, 2009:

Net Income	$40,964
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of $8 for the period	24
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of $147 for the period	445
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of $6 for the period	17
Change in fair value of cash flow hedge related to diesel fuel swaps, net of tax effects of $2 for the period	6
Total comprehensive income	$41,456

 Total comprehensive income is as follows for the three months ended March 31, 2008:

Net Income	$25,530
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of ($5,435) for the period	(4,831)
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of $151 for the period	464
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of $6 for the period	17
Total comprehensive income	$21,180

The following table summarizes the components of accumulated other comprehensive loss at March 31, 2009:

Fair value of cash flow hedge related to interest rate swaps, net of tax effect of $6,960	$20,937
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $2,648	8,102
SFAS 158 adjustment related to black lung obligations, net of tax effect of $189	582
Fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of ($2)	(6)
Total accumulated other comprehensive loss	$29,615

The following table summarizes the components of accumulated other comprehensive loss at December 31, 2008:

Fair value of cash flow hedge related to interest rate swaps, net of tax effect of $6,968	$20,961
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $2,795	8,547
SFAS 158 adjustment related to black lung obligations, net of tax effect of $195	599
Total accumulated other comprehensive loss	$30,107

(13) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of March 31, 2009, consisted of 30 underground mines and 20 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA from continuing operations which the Company defines as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income.

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2009 and segment assets as of March 31, 2009 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$472,700	$24,097	$(10,062)	$486,735
Depreciation, depletion, and amortization	38,198	1,431	576	40,205
EBITDA from continuing operations	117,857	7,683	(15,859)	109,681
Capital expenditures	17,134	178	824	18,136
Total assets	1,679,692	128,148	(92,666)	1,715,174

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2008 and segment assets as of March 31, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$483,508	$22,773	$(13,225)	$493,056
Depreciation, depletion, and amortization	40,850	1,287	408	42,545
EBITDA from continuing operations	99,518	4,377	(15,323)	88,572
Capital expenditures	28,896	159	360	29,415
Total assets	1,383,229	102,607	(229,896)	1,255,940

Reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended
	March 31,
	2009	2008
EBITDA from continuing operations	$109,681	$88,572
Interest expense	(9,853)	(9,979)
Interest income	625	750
Income tax expense	(13,627)	(8,808)
Depreciation, depletion and amortization	(40,205)	(42,545)
Income from continuing operations	$46,621	$27,990

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $195,097 or approximately 41% of total coal and freight revenues for the three months ended March 31, 2009. Export revenues totaled $212,526 or approximately 44% of total coal and freight revenues, for the three months ended March 31, 2008.

(14) Business Combinations

Clover Run

On March 19, 2009, the Company completed the acquisition of a small surface mining operation in Pennsylvania, known as Clover Run, for $1,750 in cash and $336 in assumed reclamation liabilities.  The Clover Run purchase consisted of coal reserves and a surface mine with related mining equipment that will be managed by the Company’s AMFIRE business unit.

The following table summarizes the fair values of the acquired assets and liabilities assumed at the date of acquisition:

Property, plant, and equipment	$2,086
Total assets acquired	2,086

Asset retirement obligation	(336)
Total liabilities assumed	(336)

Net assets acquired	$1,750

(15) Discontinued Operations

Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin, a lime manufacturing business, to an unrelated third party for cash in the amount of $45,000.  An escrow balance of $4,500 was established at the time of the sale by the Company to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  As of March 31, 2009, the balance of the escrow account is $4,045.  The results of operations for the prior period have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of the Company’s business.

The following table reflects the results of operations for Gallatin’s discontinued operations for the three months ended March 31, 2008:

Total revenues	$580
Total costs and expenses	(1,995)
Loss from operations	(1,415)
Other Income	20
Income Tax benefit	621
Loss from discontinued operations	$(774)

Kingwood Mining Company, LLC

On December 3, 2008, the Company announced the permanent closure of Kingwood.  The decision was a result of adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.   The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the Coal Operations segment of the Company’s business.

The following table reflects the results of operations for Kingwood’s discontinued operations for the periods ended March 31, 2008 and March 31, 2009:

	Three Months Ended
	March 31,
	2009	2008

Total revenues	$2,907	$23,270
Total costs and expenses	(10,158)	(25,179)
Loss from operations	(7,251)	(1,909)
Other income	-	4
Income tax benefit	1,594	219
Loss from discontinued operations	$(5,657)	$(1,686)

The assets and liabilities of Kingwood’s discontinued operations as of March 31, 2009 and December 31, 2008 are shown below:

	March 31,	December 31,
	2009	2008

Current assets	$-	$246
Property, plant, and equipment, net	5,680	12,387
Other assets	440	457
Total assets	$6,120	$13,090

Current liabilities	$7,034	$10,308
Noncurrent liabilities	11,313	11,606
Total liabilities	$18,347	$21,914

The following table displays a roll-forward of Kingwood’s liability for the severance charge, included in current liabilities above, from December 31, 2008 through March 31, 2009:

	Accrual at		Accrual at
	December 31,		March 31,
	2008	Payments	2009

Severance and related personnel expenses	$3,433	$2,046	$1,387

(16) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

 In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds.  No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets.  Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments.  The amount of bank letters of credit, issued under the Company’s accounts receivable securitization program, outstanding as of March 31, 2009 was $67,000. The amount of surety bonds outstanding at March 31, 2009 related to the Company's reclamation obligations is presented in Note 7 to the condensed consolidated financial statements.

 (b) Litigation

The Company is a party to a number of legal proceedings incident to its normal business activities. While the Company cannot predict the outcome of these proceedings, the Company does not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon its consolidated cash flows, results of operations or financial condition.

Nicewonder Litigation

In December 2004, prior to the Company’s Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling before mid-2010.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, the Company does not believe that it will incur any monetary expense as a result of this ruling. As of March 31, 2009, the Company has an $8,400 long-term receivable for the recovery of these costs from the WVDOH and an $8,400 long-term liability for the potential obligations under the ruling.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.  Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “the Company,” “we,” “us” and “our” or similar terms are to Alpha Natural Resources, Inc. and its consolidated subsidiaries.

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
•
other factors, including the other factors discussed in “Overview - Coal Pricing Trends, Uncertainties and Outlook” below, and Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2008.

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

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  The results of operations for the prior periods have been reported as discontinued operations.

On December 3, 2008, we announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the Coal Operations segment of our business.

We produce, process and sell steam and metallurgical (met) coal from seven regional business units, which, as of March 31, 2009, were supported by 30 active underground mines, 20 active surface mines and 10 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2009, sales of steam coal were 3.2 million tons and accounted for approximately 61% of our coal sales volume. For the three months ended March 31, 2009, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.0 million tons and accounted for approximately 39% of our sales volume.  Our sales of steam coal were made to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, South America, Africa and Asia. Approximately 41% of our coal sales and freight revenue for the three months ended March 31, 2009 was derived from sales made outside the United States, primarily in Brazil, Italy, Belgium, Spain, Sweden, and India.

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

On January 1, 2009, we adopted FASB Staff Position (“FSP”) Accounting Principle Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption was not permitted and retroactive application to all periods presented is required.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Upon adoption of FSP APB 14-1, we retrospectively applied the change in accounting principle to prior accounting periods.  Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87.8 million and an increase in paid in capital of $69.9 million, (2) an increase to deferred loan costs of $5.3 million, (3) a net reduction to deferred tax assets of $23.1 million ($36.3 million reduction in deferred tax assets, offset by a $13.1 million change in the valuation allowance), and (4) a net increase in retained earnings of $0.2 million.  The adoption of FSP APB 14-1 resulted in an increase to non-cash interest expense of $2.8 million for the three month period ending March 31, 2009, of which $2.6 million is related to the accretion of the convertible debt discount and $0.2 million is related to the amortization of the deferred loan fees that were reestablished as described above.  The deferred loan fees and debt discount will be amortized and accreted, respectively, over the term of the convertible notes, which are due in 2015.   Adoption of the standard had no impact on the results of operations for the three months ended March 31, 2008.

Coal Pricing Trends, Uncertainties and Outlook

Most key drivers of coal demand remain mired in a slump of historic proportions. U.S. electricity output was down 3.3% through mid-April 2009, with coal consumption in the sector running an estimated 18 million tons lower than the comparable period in 2008. Utility coal stockpiles, meanwhile, are running nearly a third higher than the average for the last 10 years.

In the steel sector, several major producers have extended shutdowns of their blast furnaces, which we expect to continue to crimp demand for raw materials along the supply chain including coking coal. As of late April 2009, raw steel production was down nearly 53% from the comparable period in 2008, with weak demand from automakers and durable goods manufacturers continuing to fuel the trend. On the positive side, U.S. steel service centers continued to pare inventories during the first quarter of 2009, which portends well for steel orders once demand levels rebound.

Given a continued flow of mostly negative macro economic forecasts, we believe the volume trend for the balance of 2009 is more likely to be down than up.  We now project sales volumes for 2009 of approximately 22 million tons, consisting of approximately 18.5 million tons of company mine production, 1.3 million tons of third-party contractor production, 0.5 million tons of coal purchases at the plant level and 1.8 million tons of purchased brokerage coal.  Our actual sales results could vary significantly, depending on how business conditions continue to evolve the rest of this year.

As of March 9, 2009, we had committed and priced metallurgical sales for 2009 of 4.8 million tons, at an average price of approximately $114 per ton at the mine. Both were up slightly from January 2009 levels due mostly to business that was contracted and shipped in the quarter just ended.  In addition, we had 3.2 million tons of metallurgical coal sales committed but unpriced as of March 9, 2009, and less than one million tons uncommitted for 2009.  Also as of March 9, 2009, we had committed and priced thermal coal sales for this year of approximately 12.6 million tons, at an average price of approximately $70 per short ton, with less than one million tons uncommitted for this year.  These figures include brokerage coal that is opportunistically purchased, blended and/or resold with our produced tons.

We are in the midst of discussions with international steel producers on contracting our remaining metallurgical business for 2009. At this time the picture for international settlements remains unclear, and we cannot predict the volumes and pricing that ultimately will be settled.

At March 31, 2009, we had unrealized gains (losses) on open sale and purchase contracts that meet the definition of a derivative under SFAS 133 in the amount of $4.6 million and ($5.6 million), respectively. Since we intend to take delivery or provide delivery of coal under these contracts, the unrealized gains and losses recorded as of March 31, 2009 will reverse into the income statement in future periods. The reversal of the net unrealized loss related to these contracts will result in higher costs of sales in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers.

In addition, as of March 31, 2009, we had net unrealized losses of $36.3 million on diesel swap agreements and net unrealized gains of $0.7 million on put options that met the definition of a derivative under SFAS 133 that are marked to market.  Periodic changes in fair value for diesel swap agreements and put options are recorded to the income statement and other comprehensive income.  Prior period cost of coal sales have been adjusted to exclude changes in the fair value of diesel fuel derivative contracts in the amount of $2.4 million, which is now included as increase in fair value of derivative instruments, net, to conform to the current year presentation.  This reclassification adjustment had no effect on previously reported income from continuing operations or net income.

Due to market price fluctuations, we could experience significant earnings volatility related to coal contracts, diesel swap agreements, and diesel put options that are classified as derivatives.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors,” in our Annual Report on Form 10-K.

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

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Income from continuing operations	$46,621	$27,990
Interest expense	9,853	9,979
Interest income	(625)	(750)
Income tax expense	13,627	8,808
Depreciation, depletion and amortization	40,205	42,545
EBITDA from continuing operations	$109,681	$88,572

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Summary

For the three months ended March 31, 2009, we recorded revenues of $486.7 million compared to $493.1 million for the three months ended March 31, 2008, a decrease of $6.4 million. Net income increased from $25.5 million ($0.39 per diluted share) in the first quarter of 2008 to $41.0 million ($0.58 per diluted share) for the first quarter of 2009.

As previously reported in 2008, we sold our interest in Gallatin and closed our Kingwood operations and those operating results have been reported as discontinued operations for all periods.

Income from continuing operations increased from $28.0 million in the first quarter of 2008 to $46.6 million for the first quarter of 2009. EBITDA, as reconciled to our income from continuing operations in the table under “Reconciliation of Non-GAAP Measures” above, was $109.7 million and $88.6 million in the first quarter of 2009 and 2008, respectively. Income from continuing operations in the first quarter of 2009 and 2008 included an unrealized gain from the change in the fair value of our derivative instruments in the amount of $0.2 million and $16.7 million, respectively.

We sold 5.2 million tons of coal during the first quarter of 2009, 1.3 million less than the comparable period in 2008.  Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 20% in the first quarter of 2008 to 29% in the first quarter of 2009. Coal margin per ton was a record $23.48 in the first quarter of 2009, an 81% increase from $13.00 in the first quarter of 2008, due to improved pricing of this year’s thermal coal contracts from the comparable period in 2008.  Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

Revenues

	Three Months Ended			Increase
	March 31,			(Decrease)
	2009	2008		$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$424,416	$422,409	1	$2,007	-
Freight and handling revenues	46,054	59,172		(13,118)	(22%	)
Other revenues	16,265	11,475	2	4,790	42%
Total revenues	$486,735	$493,056		$(6,321)	(1%	)

Tons Produced:
Production/processed	5,223	5,656	1	(433)	(8%	)
Purchased	393	1,066		(673)	(63%	)
Total	5,616	6,722		(1,106)	(16%	)

Tons Sold:
Steam	3,146	3,706	1	(560)	(15%	)
Metallurgical	2,024	2,736	1	(712)	(26%	)
Total	5,170	6,442		(1,272)	(20%	)

Coal sales realization per ton:
Steam	$67.70	$50.39	1	$17.31	34%
Metallurgical	$104.47	$86.12	1	$18.35	21%
Total	$82.09	$65.57	1	$16.52	25%

Notes:
1 - 2008 amounts have been adjusted from amounts previously reported to exclude discontinued operations related to our closure of the Kingwood operations in the first quarter of 2009.

2 - 2008 amounts have been adjusted from amounts previously reported to exclude discontinued operations related to our sale of Gallatin Materials, LLC in the third quarter of 2008.

Coal Revenues. Coal revenues increased by less than 1% ($2.0 million) for the quarter ended March 31, 2009 from the comparable period of 2008, driven by a 25% increase in sales realization from $65.57 per ton in the first quarter of 2008 to $82.09 per ton in the first quarter of 2009, almost entirely offset by a 20% decrease in coal sales volume as recessionary business conditions drove down coal use by steel mills, electric utilities, and industrial manufacturers.  Our met coal realization per ton increased by 21% from $86.12 per ton to $104.47 per ton, and steam coal realization per ton increased by 34% from $50.39 per ton to $67.70 per ton. Met coal sales accounted for 39% of our coal sales volume in the first quarter of 2009 compared with 42% in the first quarter of 2008.  The decrease in met coal sales volumes is due to the continuing decline in world steel production. Total tons sold for the first quarter of 2009 was 5.2 million, including 2.0 million tons of met coal and 3.2 million tons of steam coal. Sales volume for the first quarter of 2008 was 6.4 million tons of which 2.7 million tons were met coal and 3.7 million tons were steam coal.

Freight and Handling Revenues. Freight and handling revenues were $46.1 million for the three months ended March 31, 2009, a decrease of $13.1 million or 22% compared with the three months ended March 31, 2008.  This decrease was mainly due to lower export shipments. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $4.8 million mainly due to increases in revenues from our terminal operations of $3.9 million and our road construction business of $3.4 million partially offset by lower revenues from Maxxim Rebuild and coal processing operations in the amount of $2.7 million.

Costs and Expenses

	Three Months Ended			Increase
	March 31,			(Decrease)
	2009	2008		$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$303,025	$338,660	1, 3	$(35,635)	(11%	)
Increase in fair value of derivative instruments, net	(238)	(16,684)	3	16,446	(99%	)
Freight and handling costs	46,054	59,172		(13,118)	(22%	)
Cost of other revenues	11,863	8,137	2	3,726	46%
Depreciation, depletion and amortization	40,205	42,545	1, 2	(2,340)	(6%	)
Selling, general and administrative expenses	16,466	15,324	2	1,142	7%
Total costs and expenses	$417,375	$447,154		$(29,779)	(7%	)

Cost of coal sales per ton:
Company mines	$55.12	$49.93	1, 3	$5.19	10%
Contract mines (including purchased and processed)	73.86	57.71	1	16.15	28%
Total produced and processed	57.08	50.89	1, 3	6.19	12%
Purchased and sold without processing	81.39	61.30	1, 3	20.09	33%
Cost of coal sales per ton	58.61	52.57	1, 3	6.04	11%

Notes:
1 - 2008 amounts have been adjusted from amounts previously reported to exclude discontinued operations related to our closure of the Kingwood operations in the first quarter of 2009.

2 - 2008 amounts have been adjusted from amounts previously reported to exclude discontinued operations related to our sale of Gallatin Materials, LLC in the third quarter of 2008.

3 - 2008 amounts have been adjusted from amounts previously reported to exclude changes in the presentation of fair value of diesel fuel derivative instruments, which are now recorded as a component of costs and expenses, to conform to current year income statement presentation. The adjustments have no effect on previously reported income from operations or net income.

Cost of Coal Sales. Our cost of coal sales decreased by $35.6 million from $338.7 million in the first quarter of 2008 to $303.0 million in the first quarter of 2009.  The decrease was primarily due to lower production volumes, improvement in deep mine productivity, and decreasing mine supply and maintenance costs.  Our cost of coal sales per ton increased from $52.57 in the first quarter of 2008 to $58.61 in the first quarter of 2009.  This $6.04 per ton increase is primarily due to higher contract mining costs.  Our cost of coal sales per ton for our produced and processed coal was $57.08 per ton in the three months ended March 31, 2009 as compared to $50.89 per ton in the comparable period in 2008.  This $6.19 per ton increase is due to a decrease in our surface mine productivity, an increase in price per ton of purchased coal at our plants, and increases in per ton costs for supplies and maintenance,  labor and benefits, and royalties and severance taxes.  The cost of sales per ton of our purchased coal was $81.39 per ton in the first quarter of 2009 and $61.30 per ton for the corresponding period of 2008. This $20.09 per ton increase in costs is mainly due to higher purchased coal contract prices that were negotiated when coal prices were higher.  Approximately 78% of our purchased coal sold during the first quarter of 2009 was blended with our produced and processed coal prior to resale.

Increase in Fair Value of Derivative Instruments, Net.  The changes in fair value for certain forward purchase and forward sale coal contracts and diesel fuel swap and put agreements, which are considered derivatives, decreased cost of sales by $0.2 million in the first quarter of 2009 and decreased cost of sales by $16.7 million in the first quarter of 2008.  The net change in fair value of derivative instruments in the first quarter of 2009 includes (increases) decreases in fair value of diesel fuel swap and put agreements and forward purchase coal contracts in the amounts of ($1.1 million) and $0.9 million, respectively.  The net unrealized loss on our balance sheet at March 31, 2009 for our forward purchase and forward sale coal contracts of $1.1 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.  The net unrealized losses from the diesel fuel swap and put agreements on our balance sheet at March 31, 2009 of $35.6 million will not reverse into the income statement in future periods since these will be settled in cash.

Freight and Handling Costs. Freight and handling costs decreased to $46.1 million for the three months ended March 31, 2009, a decrease of $13.1 million compared with the three months ended March 31, 2008.  This decrease was mainly due to lower export shipments. These costs are offset by equivalent revenues.

Cost of Other Revenues.  Cost of other revenues increased $3.7 million, or 46%, to $11.9 million for the quarter ended March 31, 2009 as compared to the first quarter of 2008 due to higher terminal volumes which led to an increase in operating costs in the amount of $3.2 million and increased costs with road construction in the amount of $3.3 million. These increases were partially offset by lower operating costs at Maxxim Rebuild and our coal processing operations in the amount of $2.7 million.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization decreased $2.3 million, or 6%, to $40.2 million for the three months ended March 31, 2009 as compared with the same period of 2008.  The decrease is mainly due to lower depletion expense of $4.2 million as a result of lower production, partially offset by higher depreciation expense due to capital expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million to $16.5 million in the first quarter of 2009 from $15.3 million in the first quarter of 2008.  This increase is mainly due to increases in wages and benefits of $0.7 million, share-based compensation expense of $0.3 million, and an incentive compensation accrual of $0.2 million, partially offset by lower travel and entertainment costs of $0.3 million and legal and professional fees of $0.2 million.  As a percentage of revenues, these expenses were 3.3% and 3.1% for the first quarter of 2009 and 2008, respectively.

Interest Expense. Interest expense decreased $0.1 million to $9.9 million during the first quarter of 2009 compared to the same period in 2008.  Interest expense only slightly decreased despite the significant reduction in the average cash interest rates on our debt as a result of the issuance of our $287.5 million aggregate principal 2.375% convertible senior notes due 2015 in the second quarter of 2008 and the repayment of our $175.0 million 10% senior notes due 2012 in the same quarter due to the adoption of FSP APB 14-1 on January 1, 2009, which increased our non-cash interest expense in the amount of $2.8 million for the period ending March 31, 2009.  Cash interest expense for the period ending March 31, 2009 was $6.7 million, compared to $9.5 million for the period ending March 31, 2008.

Interest Income. Interest income decreased by $0.1 million in the three months ended March 31, 2009 from the three months ended March 31, 2008.

Income Tax Expense. Income tax expense from continuing operations of $13.6 million was recorded for the three months ended March 31, 2009 on income from continuing operations before income taxes of $60.2 million, which equates to an effective tax rate of 22.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes. Income tax expense from continuing operations of $8.8 million was recorded for the three months ended March 31, 2008 on income from continuing operations before income taxes of $36.8 million, which equates to an effective rate of 23.9%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

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

Discontinued Operations.  Loss from discontinued operations for the first quarter of 2009 of $5.7 million, related entirely to Kingwood, consists of revenues of $2.9 million, costs and expenses of $10.2 million, and an income tax benefit of $1.6 million.  Loss from discontinued operations for the first quarter of 2008 of $2.5 million consists of revenues from Kingwood of $23.3 million, costs and expenses of $25.2 million, and an income tax benefit of $0.2 million, and revenues from Gallatin of $0.6 million, costs and expenses of $2.0 million, and an income tax benefit of $0.6 million.

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

On March 25, 2009, we and certain subsidiaries became a party to an $85.0 million accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by Alpha Natural Resources, Inc.  The sole purpose of the SPE is to purchase trade receivables generated by certain of our operating subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85.0 million of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for our ultimate benefit.

The SPE is consolidated into our financial statements, and therefore the A/R Facility has no impact on our consolidated financial statements as of or for the period ended March 31, 2009. The assets of the SPE, however, are not available to our creditors or our subsidiaries’ creditors.  The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility.  Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of March 31, 2009, letters of credit in the amount $67.0 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  At March 31, 2009, the SPE had available borrowing capacity under the A/R Facility of $10.8 million.  Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility.  We do not guarantee repayment of the SPE’s debt under the A/R Facility.  The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

At March 31, 2009, we had available liquidity of $1,054.6 million, including cash and cash equivalents of $692.7 million and $361.9 million available under our credit facility, subject to limitations described in the facility. Our total long-term debt, excluding discount, was $520.8 million at March 31, 2009, a decrease of $0.1 million from the year ended December 31, 2008.  In addition to amounts included in long-term debt, excluding discount, at March 31, 2009, we also had a note payable of $12.9 million, related to our insurance premium financing, a decrease of $5.4 million from the year ended December 31, 2008.

Our cash capital spending for the three months ended March 31, 2009 was $18.1 million and we currently project capital expenditures for the full year of 2009 to be approximately $120.0 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, and replace or add equipment.

We believe that cash on hand and cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities, including discontinued operations, during the first quarter 2009 was $43.8 million an increase of $2.0 million over the comparable period in 2008. This increase is due to higher net income in the current period in the amount of $15.4 million and higher noncash amounts included in net income, mainly attributable to an increase in the change in fair value of derivative instruments of $16.4 million, mostly offset by an increase in cash used by operating assets and liabilities. Net cash used by operating activities from our discontinued operations during the three months ended March 31, 2009 and 2008 was ($7.8) million and ($5.4) million, respectively.

Net cash used in investing activities, including discontinued operations, during the three months ended March 31, 2009 was $19.8 million, a decrease of $11.7 million from the $31.5 million of net cash used in investing activities during the three months ended March 31, 2008.  The decrease is primarily due to lower capital expenditures in the current period as we pared back planned equipment purchases while redeploying surface and underground mining equipment. Cash used in investing activities from our discontinued operations during the three months ended March 31, 2009 and 2008 was $6.4 million and ($5.0) million, respectively, which were primarily used for capital expenditures.

Net cash used in financing activities, including discontinued operations, during the three months ended March 31, 2009 was $7.5 million, an increase of $2.1 million from the $5.4 million of net cash used in financing activities during the three months ended March 31, 2008.  This increase was primarily due to our repurchase of common stock from our employees to satisfy their income tax withholding requirement upon the vesting of share-based compensation.  Net cash provided by financing activities from our discontinued operations during the three months ended March 31, 2009 and 2008 was $2.8 million and $3.9 million, respectively.

Credit Agreement and Long-term Debt

As of March 31, 2009, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

March 31,
2009
Term loan	$233,125
2.375% convertible senior notes due 2015	287,500
Capital lease obligations	178
Total long-term debt	520,803
Convertible senior notes discount	(85,204)
Total long-term debt, net of discount	435,599
Less current portion	178
Long-term debt, net of current portion	$435,421

Our senior secured credit facility (“Credit Agreement”) consists of a $250.0 million term loan facility and a $375.0 million revolving credit facility. As of March 31, 2009, there was $361.9 million available under the revolving credit facility.  The revolving credit facility will terminate in October 2010 and the term loan will mature in October 2012.

The Credit Agreement places certain restrictions on Alpha Natural Resources LLC (“ANR LLC”) and its subsidiaries, including with respect to their ability to make distributions or loans to us. The net assets of ANR LLC are restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of our common stock.  The Credit Agreement also requires ANR LLC to satisfy two financial performance covenants: a maximum leverage ratio and a minimum interest coverage ratio, as described below.  For more information about the restrictions and other provisions of the Credit Agreement, see our annual report on Form 10-K for the year ended December 31, 2008.

Analysis of Material Debt Covenants

We were in compliance with all covenants under our Credit Agreement as of March 31, 2009.

The financial covenants in our Credit Agreement require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Agreement, “Adjusted EBITDA”), of not more than 3.50:1.0 for the period of four fiscal quarters ended on March 31, 2009 and for each period of four fiscal quarters ending on each quarter end thereafter.

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

In order for Alpha Natural Resources LLC to be permitted to pay dividends or make distributions to Alpha Natural Resources, Inc. to make payments of principal or premium on the convertible notes in excess of $20.0 million that become due solely as a result of the conversion of convertible notes, we must be able to satisfy the following two financial performance tests both immediately before and immediately after giving effect to the payment of any such dividend or distribution, in addition to being in compliance with the maximum leverage and minimum interest coverage ratios described above:

•	We must have a maximum senior secured leverage ratio, defined as the ratio of consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA, of 2.0:1.0.

•
We must satisfy a liquidity test, i.e., the sum of the unused commitments under the Credit Agreement’s revolving line of credit plus our unrestricted cash and cash equivalents must not be less than $100.0 million.

At March 31, 2009, our leverage ratio and senior secured leverage ratio were both less than zero, significantly below the requirement, and the interest coverage ratio was 25.26, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $1,054.6 million.

If certain circumstances exist (as described in the Supplemental Indenture) where all of our $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015 were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations under the notes and remain in compliance with any required covenants.

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

					Twelve
					Months
	Three Months Ended				Ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	March 31, 2009
	(in thousands)

Net income	$67,132	$67,431	$5,608	$40,964	$181,135
Interest expense	11,001	11,117	9,587	9,853	41,558
Interest income	(2,234)	(2,728)	(1,650)	(625)	(7,237)
Income tax expense	20,964	9,609	2,666	12,033	45,272
Depreciation, depletion and amortization	44,910	42,197	41,203	40,734	169,044
EBITDA	141,773	127,626	57,414	102,959	429,772
Unrestricted subsidiary	1,131	3,504	13	-	4,648
Change in fair value of derivative instruments, net	(6,516)	34,294	36,171	(238)	63,711
Write-off of assets	-	-	25,687	-	25,687
Other allowance adjustments	131	914	1,235	1,590	3,870
Accretion expense	1,855	1,846	1,947	2,059	7,707
Amortization of deferred gains	(205)	(177)	(84)	(171)	(637)
Loss on early extinguishment of debt	14,669	33	-	-	14,702
Stock-based compensation charges	11,456	635	1,999	3,226	17,316
Adjusted EBITDA	$164,294	$168,675	$124,382	$109,425	$566,776

Leverage ratio (1)					NM
Interest coverage ratio (2)					25.26
Senior Secured Leverage Ratio (3)					NM

(1)	Leverage ratio is defined in our Credit Agreement as total net debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our Credit Agreement as Adjusted EBITDA divided by cash interest expense.

(3)	The senior secured leverage ratio is defined as consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. As of March 9, 2009, approximately 79% of our 2009 estimated sales are committed and priced, approximately 14% are committed and unpriced, and approximately 7% are uncommitted.  The committed and unpriced and uncommitted estimated sales are subject to the future market price volatility.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into diesel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for hedge accounting.  Most of the diesel fuel swap agreements and put options are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be recorded in cost of sales.  These diesel fuel swaps and put options use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contract as the underlying commodity reference price. Any unrealized loss is recorded in other current liabilities and other liabilities and any unrealized gain is recorded in other current assets and other assets.   For any hedges that qualify for hedge accounting, the effective portion of any unrealized gain or loss is recorded in other comprehensive income and any ineffective portion of any unrealized gain is recorded as an (increase) decrease in fair value of certain derivative instruments, net.

As of March 31, 2009, approximately 11.7 million gallons or approximately 52% of our remaining budgeted 2009 diesel fuel usage has been capped with the swap agreements in which we have agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil.  The fixed prices for the notional quantity of 11.7 million gallons range from $1.61 to $4.10 per gallon for the last nine months of 2009.  In addition, as of March 31, 2009, we had in place swap agreements with respect to 19.3 million gallons, at fixed prices ranging from $1.79 to $3.86 per gallon, which mature in 2010 to 2012.  The fair value of these diesel fuel swap agreements is a net liability of $36.3 million as of March 31, 2009.

 We have also employed an options strategy – both purchasing and selling put options – to protect cash flows in the event diesel prices decline. As of March 31, 2009, we had purchased put options for 1.3 million gallons at a strike price of $3.50 per gallon for the second quarter of 2009. In the event that No. 2 heating oil prices decline below the strike price, we can exercise the put options and sell the 1.3 million gallons at the strike price, therefore reducing the negative impact of any of the swap agreements that have settlement prices above market. As of March 31, 2009, we had sold put options for 1.3 million gallons for the second quarter of 2009 at a strike price of $3.00 per gallon. This was part of a put spread strategy that effectively provided protection for market prices between $3.00 and $3.50.  In the event that No.2 heating oil prices decline below the $3.00 strike price, then the sold put options will offset the purchased put options with no net benefit or cost.  The fair value of these diesel fuel put options is a net asset of $0.7 million as of March 31, 2009.

During the first quarter of 2009, we entered into a forward physical purchase contract for the notional amount of 7.1 million gallons to reduce the volatility in the price of diesel fuel for its operations.  As of March 31, 2009, approximately 4.7 million gallons or 21% of our remaining anticipated 2009 diesel fuel usage has been fixed with this physical purchase agreement at $1.61 per gallon.  The physical forward purchase contract does not meet the definition of a derivative under SFAS 133.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at March 31, 2009 and are marked to market each period are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) (Liability)
	$50-60	150,000	04/01/09-12/31/09	$(1.2)
	60-70	300,000	04/01/09-12/31/10	(2.4)
	110-120	30,000	04/01/09-06/30/09	(2.0)
		480,000		$(5.6)

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset
	$50-60	90,000	04/01/09-12/31/09	$0.9
	60-70	90,000	04/01/09-12/31/09	1.1
	70-80	90,000	04/01/09-12/31/09	2.5
		270,000		$4.5

Interest Rate Risk

All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of March 31, 2009, our Credit Facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (1.25% at March 31, 2009) plus an applicable margin (1.50% at March 31, 2009).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the Credit Agreement (1.50% at March 31, 2009) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at the quarter ended March 31, 2009 was a liability of $27.9 million ($20.9 million net of tax).

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

Nicewonder Litigation

In December 2004, prior to our Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before mid-2010.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, we do not believe, that we will incur any monetary expense as a result of this ruling. As of March 31, 2009, we have an $8.4 million long-term receivable for the recovery of these costs from the WVDOH and an $8.4 million long-term liability for the potential obligations under the ruling.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of equity securities (1):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1, 2009 through January 31, 2009	97,944	$18.80	-	-
February 1, 2009 through February 28, 2009	7,670	20.91	-	-
March 1, 2009 through March 31, 2009	1,125	20.12	-	-
Total	106,739	18.96	-	-

(1)
On December 12, 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2009, the Company issued 418,433 shares of common stock to employees upon vesting of restricted stock.

(2)	We currently do not have a publicly announced share repurchase program with the exception of the Board approved program described in footnote (1).

(3)
Management cannot estimate the number of shares or the related dollar value that may be repurchased because purchases are based on vesting of issued common shares to employees and directors, and participants have the ability to elect the net share settlement option.

Item 6. Exhibits See the Exhibit Index following the signature page of this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:/s/ Eddie W. Neely
Name: Eddie W. Neely
Title: Executive Vice President, Chief Financial Officer, Assistant Secretary and Controller

        Date: May 7, 2009

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

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Filed herewith.