Form 10-Q
period 2009-06-30
Alpha Natural Resources, Inc./Old
filed 2009-08-07
CIK 1310243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
☐ Yes  ☑   No

     Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 30, 2009 – 71,368,970

Page
PART I

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)	2
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	42

PART II

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 6. Exhibits	45

EXHIBIT INDEX
EX-12.1: Computation of Ratio of Earnings to Fixed Charges
EX-12.2: Computation of Other Ratios
EX-31.A: Certification
EX-31.B: Certification
EX-32.A: Certification
EX-32.B: Certification

Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Coal revenues	$333,857	$604,666	$758,273	$1,027,075
Freight and handling revenues	35,445	86,015	81,499	145,187
Other revenues	16,867	11,086	33,132	22,561
Total revenues	386,169	701,767	872,904	1,194,823
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	267,014	434,244	570,039	772,904
Increase in fair value of derivative instruments, net	(14,531)	(6,516)	(14,769)	(23,200)
Freight and handling costs	35,445	86,015	81,499	145,187
Cost of other revenues	7,235	8,763	19,098	16,900
Depreciation, depletion and amortization	36,352	42,848	76,557	85,393
Selling, general and administrative expenses
(exclusive of depreciation and amortization shown separately above)	22,907	20,702	39,373	36,026
Total costs and expenses	354,422	586,056	771,797	1,033,210

Income from operations	31,747	115,711	101,107	161,613
Other income (expense):
Interest expense	(10,166)	(10,522)	(20,019)	(20,501)
Interest income	355	2,227	980	2,977
Loss on early extinguishment of debt	-	(14,669)	-	(14,669)
Miscellaneous income (expense), net	65	(129)	181	(4)
Total other expense, net	(9,746)	(23,093)	(18,858)	(32,197)
Income from continuing operations before income taxes	22,001	92,618	82,249	129,416
Income tax expense	(5,323)	(22,012)	(18,950)	(30,820)
Income from continuing operations	16,678	70,606	63,299	98,596

Discontinued operations
Loss from discontinued operations before income taxes	(2,059)	(4,522)	(9,310)	(7,822)
Income tax benefit	740	1,048	2,334	1,888
Loss from discontinued operations	(1,319)	(3,474)	(6,976)	(5,934)
Net income	$15,359	$67,132	$56,323	$92,662

Basic earnings per share:
Income from continuing operations	$0.24	$1.02	$0.91	$1.47
Loss from discontinued operations	(0.02)	(0.05)	(0.10)	(0.09)
Net income	$0.22	$0.97	$0.81	$1.38

Diluted earnings per share:
Income from continuing operations	$0.24	$0.99	$0.90	$1.44
Loss from discontinued operations	(0.02)	(0.05)	(0.10)	(0.09)
Net income	$0.22	$0.94	$0.80	$1.35

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$667,368	$676,190
Trade accounts receivable, net	158,062	163,674
Notes and other receivables	12,878	15,074
Deferred income taxes	1,361	-
Inventories	99,664	86,594
Prepaid expenses and other current assets	77,397	50,251
Total current assets	1,016,730	991,783
Property, plant, and equipment, net	518,641	550,098
Goodwill	20,547	20,547
Other intangibles, net	2,689	3,835
Deferred income taxes	71,217	83,689
Other assets	62,682	59,886
Total assets	$1,692,506	$1,709,838
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$204,980	$232
Note payable	7,396	18,288
Trade accounts payable	77,125	102,975
Accrued expenses and other current liabilities	96,646	140,459
Total current liabilities	386,147	261,954
Long-term debt	233,125	432,795
Workers’ compensation benefit obligations	10,062	9,604
Postretirement medical benefit obligations	55,905	60,211
Asset retirement obligation	92,658	90,565
Other liabilities	46,800	59,017
Total liabilities	824,697	914,146

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares
authorized, none issued	-	-
Common stock - par value $0.01, 100,000,000 shares
authorized, 71,468,407 issued and 71,361,470 outstanding
at June 30, 2009 and 70,513,880 issued and
outstanding at December 31, 2008	715	705
Additional paid-in capital	492,162	484,261
Accumulated other comprehensive loss	(20,197)	(30,107)
Treasury stock, at cost: 106,937 and 0 shares at June 30, 2009
and December 31, 2008, respectively	(2,027)	-
Retained earnings	397,156	340,833
Total stockholders' equity	867,809	795,692
Total liabilities and stockholders' equity	$1,692,506	$1,709,838

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net income	$56,323	$92,662
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, depletion and amortization	77,271	89,170
Amortization of debt issuance costs	1,296	1,270
Accretion of asset retirement obligation	4,143	3,708
Accretion of convertible debt discount	5,310	2,594
Loss on early extinguishment of debt	-	14,669
Share-based compensation	7,471	14,575
Gain on sale of fixed assets and investments	(683)	(1,789)
Change in fair value of derivative instruments	(14,769)	(23,200)
Deferred income tax expense	7,838	5,841
Other	1,989	(569)
Changes in operating assets and liabilities:
Trade accounts receivable	5,612	(73,316)
Notes and other receivables	909	(1,642)
Inventories	(13,070)	(14,638)
Prepaid expenses and other current
assets	(31,646)	21,488
Other assets	1,591	3,048
Trade accounts payable	(23,586)	28,830
Accrued expenses and other current
liabilities	(30,578)	16,759
Workers’ compensation benefit obligations	504	(164)
Postretirement medical benefit obligations	2,932	4,497
Asset retirement obligation	(2,261)	(2,650)
Other liabilities	980	(1,706)

Net cash provided by operating activities	$57,576	$179,437

Investing activities:
Capital expenditures	$(46,111)	$(74,207)
Proceeds from disposition of property, plant,
and equipment	387	2,775
Proceeds from sale of investment in coal terminal	-	1,500
Investment in Dominion Terminal Facility	-	(2,824)
Purchase of acquired companies	(1,750)	-
Other	(75)	(1,095)

Net cash used in investing activities	$(47,549)	$(73,851)

Financing activities:
Proceeds from issuance of convertible debt	$-	$287,500
Repayments of note payable	(10,892)	(12,485)
Repayments on long-term debt	(232)	(176,028)
Debt issuance costs	(5,277)	(10,861)
Premium payment on early extinguishment of debt	-	(10,703)
Tax benefit from share-based compensation	-	1,790
Proceeds from issuance of common stock, net	-	164,666
Common stock repurchases	(2,027)	-
Proceeds from exercise of stock options	230	3,128
Other	(651)	(464)

Net cash provided by (used in) financing activities	$(18,849)	$246,543

Net increase (decrease) in cash and cash equivalents	$(8,822)	$352,129
Cash and cash equivalents at beginning of period	676,190	54,365
Cash and cash equivalents at end of period	$667,368	$406,494

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

  (1) Business and Basis of Presentation

Business

Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company”) are primarily engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments.  Due to the subjective nature of these estimates, actual results could differ from those estimates.  Results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed on February 27, 2009 and included in the Form 8-K filed on May 22, 2009 with the Securities and Exchange Commission.

Reclassifications

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  Gallatin’s results of operations for the prior periods have been reported as discontinued operations (See Note 15).

On December 3, 2008, the Company announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, Kingwood’s results of operations for the current and prior periods have been reported as discontinued operations (See Note 15).

  (2)  New Accounting Pronouncements

New Accounting Pronouncements Adopted

For the period ending June 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 107-1 and Accounting Principle Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in interim reporting periods and in financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the Company’s balance sheet. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 were effective for the Company for the quarter ending June 30, 2009. Since FSP FAS 107-1 and APB 28-1 require only additional disclosures the adoption did not affect the Company’s financial position or results of operations (See Note 10).

For the period ending June 30, 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was effective for the Company for the quarter ending June 30, 2009.

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On July 31, 2009, subsequent to the balance sheet date, the Company completed its previously announced merger with Foundation Coal Holdings, Inc. (“Foundation”) (See Note 16).

New Accounting Pronouncements Issued and not yet Adopted

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”).  SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009 and its adoption is not expected to affect the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 defines the new hierarchy for U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The Codification will be effective for financial statements issued for reporting periods ending after September 15, 2009.

  (3) Earnings Per Share

The number of shares used to calculate basic earnings (loss) per share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the 2.375% convertible senior notes due 2015 when they are convertible into the Company’s common stock (See Note 6). When convertible, the convertible senior notes due 2015, which were issued in April 2008, become dilutive for earnings per share calculations when the average share price for the quarter exceeds the conversion price of $54.66.  At June 30, 2009, the convertible senior notes were convertible; however, because the conversion price exceeded the average share price, there was no dilutive earnings per share impact.

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$16,678	$70,606	$63,299	$98,596
Loss from discontinued operations	(1,319)	(3,474)	(6,976)	(5,934)
Net income	$15,359	$67,132	$56,323	$92,662

Denominator:
Weighted average shares — basic	69,920,621	69,455,450	69,902,874	67,273,460
Dilutive effect of stock equivalents	973,396	1,965,803	892,460	1,352,406
Weighted average shares — diluted	70,894,017	71,421,253	70,795,334	68,625,866

Net income per basic share:
Income from continuing operations	$0.24	$1.02	$0.91	$1.47
Loss from discontinued operations	(0.02)	(0.05)	(0.10)	(0.09)
Net income per basic share	$0.22	$0.97	$0.81	$1.38

Net income per diluted share:
Income from continuing operations	$0.24	$0.99	$0.90	$1.44
Loss from discontinued operations	(0.02)	(0.05)	(0.10)	(0.09)
Net income per diluted share	$0.22	$0.94	$0.80	$1.35

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

(4) Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
Raw coal	$9,506	$9,018
Saleable coal	75,580	61,297
Equipment for resale	2,887	2,282
Materials and supplies	11,691	13,997
Total inventories	$99,664	$86,594

(5) Income Taxes

The income tax provision on continuing operations and discontinued operations for the three months and six months ended June 30, 2009 is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Continuing operations	$5,323	$22,012	$18,950	$30,820
Discontinued operations	(740)	(1,048)	(2,334)	(1,888)
	$4,583	$20,964	$16,616	$28,932

A reconciliation of the statutory federal income tax expense at 35% to actual income tax expense related to continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Federal statutory income tax expense	$7,701	$32,416	$28,787	$45,295
Increases (reductions) in taxes due to:
Percentage depletion allowance	(6,398)	(5,126)	(14,065)	(8,240)
Deduction for domestic production activities	-	(1,284)	(569)	(1,506)
State taxes, net of federal tax impact	688	2,829	2,178	3,955
Change in valuation allowance	3,194	(6,972)	2,355	(9,052)
Change in state rates	-	-	-	247
Other, net	138	149	264	121
Income tax expense from continuing operations	$5,323	$22,012	$18,950	$30,820

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

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

(6) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008

Term loan due 2012	$233,125	$233,125
2.375% convertible senior note due 2015	287,500	287,500
Convertible senior notes discount	(82,520)	(87,830)
Capital lease obligation	-	232
Total long-term debt	438,105	433,027
Less current portion	204,980	232
Long-term debt, net of current portion	$233,125	$432,795

Term Loan and Revolving Credit Facility

The Company has a senior secured credit facility (“Credit Agreement”) with a group of lending institutions led by Citicorp North America, Inc. as the administrative agent, which consists of a $250,000 term loan facility and a $375,000 revolving credit facility.  As of June 30, 2009, the Company had $361,926 available under the revolving credit facility.

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

All of the Company borrowings under the Credit Agreement are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of June 30, 2009, the Company had a $233,125 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (0.63% at June 30, 2009) plus the applicable margin (1.50% at June 30, 2009). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for the remainder of the term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded in other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the periods ended June 30, 2009 and 2008.  The fair value of the swap at June 30, 2009 was $23,264 which was recorded in other liabilities in the condensed consolidated balance sheet and the offsetting unrealized loss of $17,454, net of tax benefit, was recorded in accumulated other comprehensive loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

On July 31, 2009, in conjunction with the merger with Foundation (see Note 16), the Company terminated its Credit Agreement and repaid the outstanding balance under the term loan.  In the third quarter of 2009, the Company will record a charge to earnings to write off previously deferred loan costs, and the interest rate swap will be de-designated as a cash flow hedge for accounting purposes which will result in prior amounts recorded in accumulated other comprehensive loss being reclassified into earnings.

2.375% Convertible Senior Notes Due June 2015

As of June 30, 2009, the Company had $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015.  The notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2008. The notes will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The notes are convertible in certain circumstances and in specified periods (as described in the Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

On January 1, 2009, the Company adopted FASB FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion, and requires issuers of convertible debt instruments to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Upon adoption of FSP APB 14-1, the Company retrospectively applied the change in accounting principle to prior accounting periods.  Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87,830 and an increase in paid in capital of $69,851, (2) an increase to deferred loan costs of $5,309, (3) a net reduction to deferred tax assets of $23,124 ($36,262 reduction in deferred tax assets, offset by a $13,138 change in the valuation allowance), and (4) a net increase in retained earnings of $164.  In addition, the adoption of the standard resulted in the following non-cash income statement impacts for the three month and six month periods ending June 30, 2008: (1) a reduction in interest expense of $6,097, comprised of the reestablishment of the deferred loan costs of $8,903 previously written off, offset by amortization of the deferred loan costs of $212 and the accretion of the convertible debt discount of $2,594, (2) an increase in income tax expense of $13,302, and (3) a reduction in net income of $7,205.

For the three and six month periods ending June 30, 2009, the adoption of APB 14-1 increased non-cash interest expense by $2,896 and $5,734, respectively, related to the accretion of the convertible debt discount and the amortization of the deferred loan costs.  The deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the convertible notes, which are due in 2015, and provide for an effective interest rate of 8.64%.  As of June 30, 2009, the carrying amounts of the debt and the equity components were $204,980 and $95,511, respectively, and the unamortized discount of the liability was $82,520.  For the three and six month periods ending June 30, 2009, the Company paid $1,707 and $3,414, respectively, on the contractual interest coupon.

On June 18, 2009, the Company announced that under the terms of the notes, as a result of the merger with Foundation, the 2.375% convertible senior notes due 2015 became convertible at the option of the holders beginning on June 18, 2009, and would remain convertible through the 30th day after the effective date of the merger, which was July 31, 2009. As a result, at June 30, 2009, the carrying amounts of the notes were classified as current portion of long-term debt in the condensed consolidated balance sheet.  In addition, due to the merger of the Company and Foundation, the surviving corporation assumed the obligations of the $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 (see Note 16).

 Accounts Receivable Securitization

On March 25, 2009, the Company and certain subsidiaries became a party to an $85,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by the Company. The sole purpose of the SPE is to purchase trade receivables generated by certain of the Company’s operating subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85,000 of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for the ultimate benefit of the Company.

The SPE is consolidated into the Company’s financial statements, and therefore has no impact on the Company’s consolidated financial statements. The assets of the SPE, however, are not available to the creditors of the Company or any other subsidiary. The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility.  Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility and varies over time. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of June 30, 2009, letters of credit in the amount $67,000 were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  As outstanding letters of credit exceeded borrowing capacity as of June 30, 2009, the Company was required to provide additional collateral in the form of $22,600 of restricted cash, which is included in prepaid expenses and other current assets, to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. The Company does not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

(7) Asset Retirement Obligation

At June 30, 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $101,662. The portion of the costs expected to be incurred within a year in the amounts of $9,004 and $8,375 at June 30, 2009 and December 31, 2008, respectively, are included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2009.  These regulatory obligations are secured by surety bonds in the amount of $152,638 at June 30, 2009 and $148,952 at December 31, 2008.

Changes in the reclamation obligation related to continuing operations were as follows:

Asset retirement obligation at December 31, 2008	$94,032

Accretion for the period	3,887
Expenditures for the period	(2,186)
Acquisitions during the period	336
Sites added during the period	684
Revisions in estimated cash flows	(361)
Asset retirement obligation at June 30, 2009	$96,392

Changes in the reclamation obligation related to discontinued operations were as follows:

Asset retirement obligation at December 31, 2008	$4,908

Accretion for the period	256
Expenditures for the period	(75)
Revisions in estimated cash flows	181
Asset retirement obligation at June 30, 2009	$5,270

(8) Share-Based Compensation Awards

As of June 30, 2009, the total number of shares of Alpha Natural Resources, Inc. common stock available for issuance or delivery under the Company’s current Long-Term Incentive Plan (“LTIP”) was 4,421,473 shares.  During the six months ended June 30, 2009 and 2008, all shared-based compensation awards granted by the Company consisted of non-vested restricted shares, non-vested performance shares, and restricted stock units.

Share-based compensation expense totaled $4,246 and $11,586 for the three months ended June 30, 2009 and 2008, respectively. Share-based compensation expense totaled $7,471 and $14,575 for the six months ended June 30, 2009 and 2008, respectively.

For the three and six months ended June 30, 2009 and 2008, approximately 75% and 46% respectively, and 74% and 51%, respectively, of share-based compensation expense is reported as selling, general and administrative expenses, included in the Corporate and Eliminations category for segment reporting purposes (Note 14). In addition, approximately 24% and 54%, respectively and 26% and 49%, respectively, is reported as a component of cost of sales, included in the Coal Operations and All Other segments for reporting purposes (Note 14).  As of June 30, 2009 and December 31, 2008, approximately $279 and $170, respectively, of share-based compensation costs were capitalized as a component of inventories. The Company reports the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. The excess tax benefits were $0 and $1,790 for the six months ended June 30, 2009 and 2008, respectively.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.  During the six months ended June 30, 2009, the Company repurchased 106,937 common shares from employees at an average price paid per share of $18.96.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

Stock Options

Stock option activity for the six months ended June 30, 2009 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2008	519,984	$17.87
Exercised	(13,142)	17.50
Forfeited/Expired	(12,142)	17.37
Outstanding at June 30, 2009	494,700	17.88	5.60
Exercisable at June 30, 2009	306,921	18.55	5.60

The aggregate intrinsic value of options outstanding at June 30, 2009 was $1,904 and the aggregate intrinsic value of exercisable options was $872. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $127 and $5,573, respectively.  As of June 30, 2009, $817 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 0.56 years. The weighted average grant date fair value of options outstanding at June 30, 2009 was $7.34.

Restricted Share Awards

Restricted share award activity for the six months ended June 30, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	952,789	$19.33
Granted	921,901	18.92
Vested	(383,744)	19.86
Forfeited/Expired	(15,735)	17.74
Non-vested shares outstanding at June 30, 2009	1,475,211	$18.93

The Company granted 921,901 restricted share awards during the six month period ending June 30, 2009. The restricted shares vest ratably over three years or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the Company.

The fair value of restricted share awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of June 30, 2009, there was $17,801 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 2.14 years.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

Performance Share Awards

Performance share award activity for the six months ended June 30, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	527,183	$16.59
Granted	412,444	24.23
Earned	(35,219)	21.15
Forfeited or expired	(12,936)	18.05
Non-vested shares outstanding at June 30, 2009	891,472	19.93

The Company issued 35,219 performance shares to employees on February 10, 2009, related to the 2006 performance grant, which ended on December 31, 2008.  Based upon the Company’s performance against the pre-established operating income and return on invested capital targets, an award of 30% of target was issued to employees.

The Company granted 412,444 performance share awards during the six month period ending June 30, 2009.  Recipients of these awards can receive shares of the Company's common stock at the end of a performance period which ends on December 31, 2011, based on the Company's actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0% to 200% of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123(R), Share-based Payments (as amended) (“SFAS 123(R)”). The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. For certain employees and officers of the Company to receive these performance share awards, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria set for those employees participating in the plan.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate.

As of June 30, 2009, there was $6,094 of unamortized compensation cost related to the outstanding performance share awards.  This unamortized compensation cost is expected to be recognized over the remaining periods up to December 31, 2011.

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

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also increases required disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the Company’s financial position and results of operations.

The Company accounts for certain forward purchase and forward sale coal contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS 133 as derivatives and records these contracts as assets or liabilities at fair value. Changes in fair value of these coal derivative contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  At June 30, 2009, the Company had unrealized gains (losses) on open sales and open purchase contracts of $3,249 and ($3,538), respectively. The unrealized gains of $3,249 on open sales contracts are recorded in prepaid expenses and other current assets. The unrealized losses on open purchase contracts are recorded in accrued expenses and other current liabilities and other liabilities in the amount of ($3,293) and ($245), respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate and long-term debt obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense in the same period in which the related floating rate debt obligation affects earnings. At June 30, 2009, the fair value of the interest rate swap agreements is a liability of $23,264, which is recorded in other liabilities.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into diesel fuel swap agreements to reduce the volatility in the price of diesel fuel for its operations. These diesel fuel swaps use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contracts as the underlying commodity reference price. Any unrealized loss is recorded in accrued expenses and other current liabilities and other liabilities and any unrealized gain is recorded in prepaid expenses and other current assets and other assets.  Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for hedge accounting.  Most of the diesel fuel swap agreements are not designated as hedges for accounting purposes and therefore the changes in fair value of these diesel fuel derivative instrument contracts have been recorded as an (increase) decrease in fair value of certain derivative instruments, net, and included as a component of costs and expenses in the consolidated statements of income.  For any hedges that qualify for hedge accounting, the effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income (loss) and any ineffective portion of any unrealized gain (loss) is recorded as an (increase) decrease in fair value of certain derivative instruments, net.

As of June 30, 2009, approximately 7,780 gallons or 51% of the Company's budgeted 2009 remaining diesel fuel usage has been capped with the swap agreements in which the Company has agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil. The fixed prices for the notional quantity of 7,780 gallons range from $1.61 to $4.10 per gallon for the last six months of 2009. In addition, as of June 30, 2009, the Company has in place swap agreements with respect to 20,750 gallons, at fixed prices ranging from $1.79 to $3.86 per gallon, which mature in 2010 to 2012.  At June 30, 2009, the fair value of these diesel fuel swap agreements is a net liability of $21,072, which is recorded in prepaid expenses and other current assets in the amount of $291, other assets in the amount of $1,037, accrued expenses and other current liabilities in the amount of $14,072, and in other liabilities in the amount of $8,328.

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in assets as of June 30, 2009 and December 31, 2008:

	Asset Derivatives
	6/30/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Diesel fuel derivatives	Other assets	$771	Other assets	$-
Total Derivatives Designated as Hedging Instruments		$771		$-

Derivatives Not Designated as Hedging Instruments
Forward coal sales	Prepaid expenses and other current assets	$3,249	Prepaid expenses and other current assets	$-
Forward coal purchases	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	2,854
Diesel fuel derivatives	Prepaid expenses and other current assets	291	Prepaid expenses and other current assets	5,186
Diesel fuel derivatives	Other assets	266	Other assets	-
Total Derivatives Designated as Hedging Instruments		$3,806		$8,040

Total Derivatives		$4,577		$8,040

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in liabilities as of June 30, 2009 and December 31, 2008:

	Liability Derivatives
	6/30/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Diesel fuel derivatives	Other liabilities	$4	Other liabilities	$-
Interest rate swaps	Other liabilities	23,264	Other liabilities	27,929
Total Derivatives Designated as Hedging Instruments		$23,268		$27,929

Derivatives Not Designated as Hedging Instruments
Forward coal sales	Accrued expenses and other current liabilities	-	Accrued expenses and other current liabilities	3,042
Forward coal purchases	Accrued expenses and other current liabilities	$3,293	Accrued expenses and other current liabilities	$-
Forward coal purchases	Other liabilities	245	Other liabilities	-
Diesel fuel derivatives	Accrued expenses and other current liabilities	14,072	Accrued expenses and other current liabilities	25,081
Diesel fuel derivatives	Other liabilities	8,324	Other liabilities	16,812
Total Derivatives Designated as Hedging Instruments		$25,934		$44,935

Total Derivatives		$49,202		$72,864

The following are the derivatives in cash flow hedging relationships and their related effect in the condensed consolidated statements of income and Other Comprehensive Income for the three and six months ending June 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) or Loss Recognized in Income on Hedged Item	Amount of (Gain) or Loss Recognized in Income on Hedged Item
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Interest rate swaps	Interest expense	$2,575	$1,705	$4,983	$2,153
	Total	$2,575	$1,705	$4,983	$2,153

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diesel fuel derivatives	$570	$-	$576	$-
Interest rate swaps	4,633	8,547	4,665	2,138
Total	$5,203	$8,547	$5,241	$2,138

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The following are the derivatives not designated as hedging instruments and their related effect in the condensed consolidated statements of income for the three and six months ending June 30, 2009 and 2008:

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Forward coal sales	(Increase) decrease in fair value of derivative instruments, net	$1,318	$38,294	$(396)	$56,331
Forward coal purchases	(Increase) decrease in fair value of derivative instruments, net	(2,079)	(25,730)	495	(58,084)
Diesel fuel derivatives	(Increase) decrease in fair value of derivative instruments, net	(13,770)	(19,080)	(14,868)	(21,447)
Total		$(14,531)	$(6,516)	$(14,769)	$(23,200)

  (10) Fair Value of Financial Instruments and Fair Value Measurements

The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.

Cash and Cash Equivalents, Trade Accounts Receivables, Note Payable, Trade Accounts Payable, and Other Current Liabilities:  The carrying amounts approximate fair value due to the short maturity of these instruments.

Notes and other Receivables: The fair value approximates the carrying value as the rates associated with the receivables are comparable to current market rates.

Long-term Debt: The fair value of the 2.375% convertible senior notes was estimated using observable market prices as these securities are traded. As of June 30, 2009 and December 31, 2008, the fair value of the term loan due 2012 is estimated using observable market prices for debt of similar characteristics and maturities. The carrying value of the Company’s capital lease obligation approximates fair value due to the short maturity of these instruments.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

2.375% convertible senior notes due 2015, net of discount of $82,520 and $87,830 for June 30, 2009 and December 31, 2008, respectively	$204,980	$226,766	$199,670	$186,013
Term loan due 2012	233,125	230,794	233,125	194,659
Capital lease obligation	-	-	232	232
Total long-term debt	$438,105	$457,560	$433,027	$380,904

The following tables set forth by level, within the fair value hierarchy, the Company's financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2009 and December 31, 2008, respectively.  As required by SFAS 157, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

	As of June 30, 2009
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Forward coal sales	$3,249	$3,249	$-	$3,249	$-
Forward coal purchases	$(3,538)	$(3,538)	$-	$(3,538)	$-
Diesel fuel derivatives	$(21,072)	$(21,072)	$-	$(21,072)	$-
Interest rate swaps	$(23,264)	$(23,264)	$-	$(23,264)	$-

	As of December 31, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Forward coal sales	$(3,042)	$(3,042)	$-	$(3,042)	$-
Forward coal purchases	$2,854	$2,854	$-	$2,854	$-
Diesel fuel derivatives	$(36,707)	$(36,707)	$-	$(36,707)	$-
Interest rate swaps	$(27,929)	$(27,929)	$-	$(27,929)	$-

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

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

(11) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for the Company’s retiree medical plan (the “Plan”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$514	$693	$1,208	$1,386
Interest cost	1,149	873	2,004	1,746
Amortization of net actuarial gain	(50)	-	(50)	-
Amortization of prior service cost	537	615	1,129	1,230
Curtailment gain	(712)	-	(712)	-
Net periodic benefit cost	$1,438	$2,181	$3,579	$4,362

The Company provides current and certain retired employees and their dependents postretirement medical benefits by accruing the costs of such benefits over the service lives of employees. Premiums are paid by the Company based on years of service, with the difference contributed by the employee, if any. Employer contributions for postretirement medical benefits paid for the three months ended June 30, 2009 and 2008 were $89 and $50, respectively, and for the six months ended June 30, 2009 and 2008 were $179 and $82, respectively. Employee contributions are insignificant and the Plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1974 UMWA Pension Plan and Trust and/or the 1993 UMWA Benefit Plan. The contributions made to these plans for the three months ended June 30, 2009 and 2008 were $42 and $53, respectively, and for the six months ended June 30, 2009 and 2008 were $91 and $98, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

(12) Comprehensive Income

Total comprehensive income is as follows for the three months and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net Income	$15,359	$56,323
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of ($1,150) and ($1,158), for the three months and six months, respectively	3,482	3,506
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of ($1,766) and ($1,913), for the three months and six months, respectively	5,348	5,793
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of ($5) and ($11), for the three months and six months, respectively	18	35
Change in fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of ($188) and ($190) for the three months and six months, respectively	570	576
Total comprehensive income	$24,777	$66,233

Total comprehensive income is as follows for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net Income	$67,132	$92,662
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of ($2,408) and ($830), for the three months and six months, respectively	6,140	1,308
Change in SFAS 158 adjustment related to postretirement medical, net of tax effect of ($325) and ($476), for the three months and six months, respectively	290	754
Change in SFAS 158 adjustment related to black lung obligations, net of tax effect of ($12) and ($17), for the three months and six months, respectively	11	28
Total comprehensive income	$73,573	$94,752

The following table summarizes the components of accumulated other comprehensive loss at June 30, 2009:

Fair value of cash flow hedge related to interest rate swaps, net of tax effect of ($5,810)	$17,454
SFAS 158 adjustment related to black lung obligations, net of tax effect of ($881)	2,754
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of ($183)	565
Fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of $190	(576)
Total accumulated other comprehensive loss	$20,197

(13) Commitments and Contingencies

(a) Guarantees and Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds.  No liabilities related to these arrangements are reflected in the Company's condensed consolidated balance sheets.  Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments.  The amount of bank letters of credit, issued under the Company’s accounts receivable securitization program, outstanding as of June 30, 2009 is presented in Note 6 to the condensed consolidated financial statements. The amount of surety bonds outstanding at June 30, 2009 related to the Company's reclamation obligations is presented in Note 7 to the condensed consolidated financial statements.

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

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

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, the Company expects a ruling before year-end 2010.  We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, the Company does not believe that it will incur any monetary expense as a result of this ruling. As of June 30, 2009, the Company had a $9,000 long-term receivable for the recovery of these costs from the WVDOH and a $9,000 long-term liability for the potential obligations under the ruling.

  (14) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of June 30, 2009, consisted of 31 underground mines and 21 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA from continuing operations which the Company defines as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income.

Segment operating results from continuing operations and capital expenditures including discontinued operations for the three months ended June 30, 2009 and segment assets as of June 30, 2009 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$371,479	$25,057	$(10,367)	$386,169
Depreciation, depletion, and amortization	34,252	1,451	649	36,352
EBITDA from continuing operations	67,927	7,633	(7,396)	68,164
Capital expenditures	26,899	222	854	27,975
Total assets	1,647,863	132,708	(88,065)	1,692,506

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

Segment operating results from continuing operations and capital expenditures including discontinued operations for the six months ended June 30, 2009 and segment assets as of June 30, 2009 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$844,179	$49,154	$(20,429)	$872,904
Depreciation, depletion, and amortization	72,450	2,882	1,225	76,557
EBITDA from continuing operations	185,784	15,316	(23,255)	177,845
Capital expenditures	44,033	400	1,678	46,111
Total assets	1,647,863	132,708	(88,065)	1,692,506

Segment operating results from continuing operations and capital expenditures including discontinued operations for the three months ended June 30, 2008 and segment assets as of June 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$693,240	$22,275	$(13,748)	$701,767
Depreciation, depletion, and amortization	41,033	1,406	409	42,848
EBITDA from continuing operations	175,207	4,305	(35,751)	143,761
Capital expenditures	38,572	1,209	629	40,410
Total assets	1,573,222	104,564	(27,916)	1,649,870

Segment operating results from continuing operations and capital expenditures including discontinued operations for the six months ended June 30, 2008 and segment assets as of June 30, 2008 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$1,176,748	$45,048	$(26,973)	$1,194,823
Depreciation, depletion, and amortization	81,883	2,693	817	85,393
EBITDA from continuing operations	274,725	8,682	(51,074)	232,333
Capital expenditures	69,978	3,240	989	74,207
Total assets	1,573,222	104,564	(27,916)	1,649,870

Reconciliation of total segment EBITDA from continuing operations to income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
EBITDA from continuing operations	$68,164	$143,761	$177,845	$232,333
Interest expense	(10,166)	(10,522)	(20,019)	(20,501)
Interest income	355	2,227	980	2,977
Income tax expense	(5,323)	(22,012)	(18,950)	(30,820)
Depreciation, depletion and amortization	(36,352)	(42,848)	(76,557)	(85,393)
Income from continuing operations	$16,678	$70,606	$63,299	$98,596

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $126,480 and $321,577 or approximately 34% and 38% of total coal and freight revenues for each of the three months and six months ended June 30, 2009, respectively. Export revenues totaled $408,947 and $621,473 or approximately 59% and 53% of total coal and freight revenues for each of the three months and six months ended June 30, 2008, respectively.

(15) Discontinued Operations

Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin, a lime manufacturing business, to an unrelated third party for cash in the amount of $45,000.  An escrow balance of $4,500 was established at the time of the sale by the Company to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  As of June 30, 2009, the balance of the escrow account was $4,045.  The results of operations for the prior period have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of the Company’s business.

The following table reflects the results of operations for Gallatin’s discontinued operations for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total revenues	$3,243	$3,824
Costs and expenses	(4,646)	(6,643)
Loss from operations	(1,403)	(2,819)
Other expense	(358)	(338)
Income tax benefit from discontinued operations	784	1,405
Loss from discontinued operations	$(977)	$(1,752)

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

The following table reflects the results of operations for Kingwood’s discontinued operations for the three months and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Total revenues	$419	$27,210	$3,326	$50,480
Costs and expenses	(2,478)	(29,971)	(12,636)	(55,149)
Loss from operations	(2,059)	(2,761)	(9,310)	(4,669)
Other income	-	-	-	4
Income tax benefit from discontinued operations	740	264	2,334	483
Loss from discontinued operations	$(1,319)	$(2,497)	$(6,976)	$(4,182)

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
June 30, 2009
 (In thousands, except percentages, share, per share and per gallon data)

The assets and liabilities of Kingwood’s discontinued operations as of June 30, 2009 and December 31, 2008 are shown below:

	June 30,	December 31,
	2009	2008

Current assets	$-	$246
Property, plant, and equipment, net	3,948	12,387
Other assets	440	457
Total assets	$4,388	$13,090

Current liabilities	$4,731	$10,308
Noncurrent liabilities	10,586	11,606
Total liabilities	$15,317	$21,914

Net liability	$(10,929)	$(8,824)

The following table displays a roll-forward of Kingwood’s liability for the severance charge, included in current liabilities above, from December 31, 2008 through June 30, 2009:

	Accrual at		Accrual at
	December 31,		June 30,
	2008	Payments	2009

Severance and related personnel expenses	$3,433	$3,375	$58

(16) Merger with Foundation Coal Holdings, Inc.

On May 11, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation executed an agreement and plan of merger (the “Merger Agreement”) pursuant to which Old Alpha was to be merged (the “Merger”) with and into Foundation, with Foundation continuing as the surviving corporation of the Merger which will be renamed Alpha Natural Resources, Inc. (“New Alpha”).  On July 31, 2009, the Merger was completed.

Foundation, through its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia, and Wyoming. Through its subsidiaries, Foundation employed approximately three thousand people and produced approximately 70,000 tons of coal annually, largely for utilities generating electricity. The headquarters of New Alpha are in Abingdon, Virginia and for at least 18 months following the closing of the Merger, the current offices of Foundation will be maintained at the location of its current headquarters in Linthicum Heights, Maryland.

At the effective time of the Merger on July 31,2009 (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, other than any shares owned by Old Alpha, was converted into the right to receive 1.0840 (the “Exchange Ratio”) shares of common stock, par value $0.01, of New Alpha, and each issued and outstanding share of common stock, par value $0.01, of Old Alpha, other than any shares owned by Foundation, automatically became one share of common stock of New Alpha. Immediately after the Effective Time, Old Alpha’s stockholders owned approximately 59% of New Alpha common stock and Foundation’s stockholders owned approximately 41% of New Alpha common stock.  All currently issued and outstanding options to purchase Foundation common stock vested and were converted into vested options to purchase New Alpha common stock, with adjustments to reflect the Exchange Ratio, and all outstanding options to purchase Old Alpha’s common stock were converted into options to purchase New Alpha common stock, without adjustment.  Other outstanding equity-based awards of Foundation either vested and were converted into the right to receive 1.0840 shares of New Alpha common stock, or were converted into vested and unvested awards with respect to New Alpha common stock, as applicable.  Other outstanding equity-based awards of Old Alpha were converted into awards with respect to New Alpha common stock.  No fractional shares of New Alpha common stock were issued in the Merger, and Foundation’s stockholders will receive cash in lieu of fractional shares, if any, of New Alpha common stock. Approximately 49,000,000 shares of New Alpha common stock will be issued to Foundation common stock holders.  The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Board of Directors of New Alpha is comprised of ten members, six of whom were members of Old Alpha’s board and four were members of Foundation’s board.

The Merger will be accounted for as a business combination under SFAS No. 141(R), Accounting for Business Combinations.   For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer.  Accordingly, Old Alpha’s financial statements became the financial statements of New Alpha and New Alpha’s future periodic filings will reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes.  Old Alpha’s financial position as of June 30, 2009 and December 31, 2008 and its results of operations for the three and six months ended June 30, 2009 and June 30, 2008 do not include financial results of Foundation.  For the three month period ended June 30, 2009, Old Alpha incurred acquisition related costs of approximately $4,000, which are included in selling, general and administrative expenses, and had deferred approximately $5,000 of deferred loan costs associated with New Alpha’s credit agreement.

The preliminary estimated total purchase price of Foundation in the Merger is approximately $1,600,000.  New Alpha is in the process of finalizing its evaluation of the tangible and intangible assets acquired and liabilities assumed, as well as the initial purchase price allocation as of the acquisition date, including the determination of any resulting goodwill, therefore, this information cannot be provided at this time.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Merger occurred at the beginning of each of the periods being presented.  The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the transactions occurred at the beginning of each of the periods presented, nor of future results of operations.

The unaudited pro forma results for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
As reported	$386,169	$701,767	$872,904	$1,194,823
Pro forma	783,215	1,105,866	1,670,792	2,007,134

Income from continuing operations
As reported	$16,678	$70,606	$63,299	$98,596
Pro forma	14,706	39,946	25,836	45,295

The following discussion describes the Merger’s impact on Old Alpha’s and Foundation’s credit agreements and long-term debt, as well as certain long-term debt obligations which have been assumed by New Alpha:

Old Alpha Credit Agreement

On July 31, 2009, in conjunction with the Merger, Old Alpha terminated its Credit Agreement and repaid the outstanding balance under the term loan.  In the third quarter of 2009, New Alpha will record a charge to earnings to write off previously deferred loan costs, and the interest rate swap will be de-designated as a cash flow hedge for accounting purposes which will result in prior amounts recorded in accumulated other comprehensive loss being reclassified into earnings.

2.375% Convertible Senior Notes Due April 15, 2015

Following completion of the Merger, New Alpha assumed Old Alpha’s obligations in respect of the 2.375% convertible senior notes due 2015 with an aggregate principal amount of $287,500 (the “2015 Notes”) by executing a supplemental indenture, dated as of July 31, 2009 (the “2015 Second Supplemental Indenture”), among Old Alpha, as issuer, New Alpha, as successor issuer, and Union Bank of California, N.A. (“UBOC”), as trustee.  Old Alpha issued the 2015 Notes under an indenture dated as of April 7, 2008 (the “2015 Base Indenture”), as supplemented by a supplemental indenture dated as of April 7, 2008 (the “2015 First Supplemental Indenture” and, together with the 2015 Base Indenture, the “2015 Indenture”), each between Old Alpha and UBOC.

The 2015 Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by New Alpha or converted.

The 2015 Notes are convertible in certain circumstances and in specified periods (as described in the 2015 First Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of 2015 Notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of the 2015 Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock, or a combination thereof, at New Alpha’s election.  On June 18, 2009, Old Alpha announced that the 2015 Notes became convertible at the option of the holders beginning on June 18, 2009, and would remain convertible through the 30th day after July 31, 2009, the Effective Time.

The 2015 Notes are New Alpha’s senior unsecured obligations and rank equally with all of New Alpha’s existing and future senior unsecured indebtedness. The 2015 Notes are effectively subordinated to all of New Alpha’s existing and future secured indebtedness and all existing and future liabilities of New Alpha’s subsidiaries, including trade payables.

The 2015 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the 2015 Notes then outstanding may declare the principal of 2015 Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to New Alpha, the principal amount of the 2015 Notes together with any accrued and unpaid interest thereon will automatically become and be immediately due and payable.

Foundation 7.25% Senior Notes Due August 1, 2014

Prior to the Merger, on July 31, 2004, a subsidiary of Foundation, Foundation PA Coal Company, LLC (“Foundation PA”) issued $300,000 aggregate principal amount of Notes that mature on August 1, 2014 (the “2014 Notes”), of which $298,285 was outstanding as of June 30, 2009.  The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries.  As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On July 31, 2009, in connection with the Merger, New Alpha and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture pursuant to which New Alpha assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes.  On August 1, 2009, in connection with the Merger, FCC merged with and into New Alpha.

Foundation Credit Agreement

Prior to the Merger, Foundation had entered into a Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006 (the “Foundation Credit Agreement”).  Under the Foundation Credit Agreement, Foundation had a $500,000 secured revolving credit line and a $335,000 secured term loan with $301,500 outstanding as of June 30, 2009.  Repayment of outstanding indebtedness owed under the Foundation Credit Agreement includes quarterly amortization of the term loan beginning in the third quarter of 2009 with both the term loan and revolving credit line maturing July 7, 2011.

In connection with the Merger, the Foundation Credit Agreement was amended (“Amendment No. 1”), pursuant to which amendment, New Alpha and the New Subsidiaries became guarantors under the Foundation Credit Agreement.  Amendment No. 1 also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios.  Following the Merger and upon Amendment No. 1 becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the Foundation Credit Agreement were increased from $100,000 to $200,000, of which $150,000 was utilized to increase the revolving credit line to $650,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On May 11, 2009, Alpha Natural Resources, Inc. (“Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) executed an agreement and plan of merger (the “Merger Agreement”) pursuant to which Alpha was to be merged (the “Merger”) with and into Foundation, with Foundation continuing as the surviving corporation of the Merger under the name Alpha Natural Resources, Inc. (“New Alpha”).  On July 31, 2009, the Merger was completed.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “the Company,” “we,” “us”, “our” and “Old Alpha” or similar terms are to Alpha Natural Resources, Inc. and its consolidated subsidiaries prior to its merger with and into Foundation.

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2008, and our Form 8-K filed on May 22, 2009.

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

•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and our customers refusing to receive coal under agreed contract terms;
•	ongoing instability and volatility in worldwide financial markets;
•	future legislation and changes in regulations, governmental policies or taxes;
•	inherent risks of coal mining beyond our control;
•	disruption in coal supplies;
•	the geological characteristics of Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•	our ability to integrate the operations we have acquired or developed with our existing operations successfully, as well as those operations that we may acquire or develop in the future;
•	the risk that the businesses of Alpha and Foundation will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	our actual results of operations following the merger, which may differ significantly from the pro forma financial data contained in this quarterly report;
•
the calculations of, and factors that may impact the calculations of, the acquisition price in accordance with the methodologies of SFAS 141(R), the allocation of this acquisition price to the net assets acquired, and the effect of this allocation on future results, including our earnings per share, when calculated on a GAAP basis;

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

Overview

We are a leading Appalachian coal supplier. We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions, coal handling and processing operations and coal recovery incidental to our road construction operations. These revenues and costs included in our Coal Operations segment are reported by us in our coal revenues and cost of coal sales, except for the revenues and costs from rentals, commissions, and coal handling and processing operations, which we report in our other revenues and cost of other revenues, respectively.

On September 26, 2008, we sold our interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  The results of operations for the prior periods have been reported as discontinued operations. Previously, the results of operations were reported in the All Other segment of our business.

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

We produce, process and sell steam and metallurgical (met) coal from seven regional business units, which, as of June 30, 2009, were supported by 31 active underground mines, 21 active surface mines and 10 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia and Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months and six months ended June 30, 2009, sales of steam coal were 2.8 and 6.0 million tons, respectively, and accounted for approximately 66% and 63%, respectively, of our coal sales volume. Comparatively, for the three months and six months ended June 30, 2008, sales of steam coal were 4.1 million and 7.8 million tons, respectively, and accounted for 56% and 57%, respectively, of our coal sales volume.  For the three and six months ended June 30, 2009, sales of metallurgical coal, which generally sells at a premium over steam coal, were 1.5 million and 3.5 million tons, respectively, and accounted for approximately 34% and 37%, respectively, of our sales volume.  Comparatively, for the three and six months ended June 30, 2008, sales of metallurgical coal, were 3.2 million and 6.0 million tons, respectively, and accounted for approximately 44% and 43%, respectively, of our sales volume.  Our sales of steam coal were made to large utilities and industrial customers in the Eastern United States, and our sales of metallurgical coal were made to steel companies in the Northeastern and Midwestern United States and in several countries in Europe, South America, Africa and Asia. Approximately 38% of our coal sales and freight revenue in the first six months of 2009 was derived from sales made outside the United States, primarily in Brazil, Italy, Turkey, Egypt, Finland, and India.

In addition, we generate other revenues from equipment and parts sales, equipment repair, road construction, rentals, royalties, commissions, coal handling, terminal and processing fees, and coal and environmental analysis fees. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

Our primary expenses are for wages and benefits, supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

On May 11, 2009, Alpha and Foundation executed the Merger Agreement pursuant to which Old Alpha was to be merged with and into Foundation, with Foundation continuing as the surviving corporation of the Merger under the name Alpha Natural Resources, Inc.  On July 31, 2009, the Merger was completed.

Foundation, through its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia, and Wyoming. Through its subsidiaries, Foundation employed approximately three thousand people and produced approximately 70.0 million tons of coal annually, largely for utilities generating electricity. The headquarters of New Alpha is in Abingdon, Virginia and for at least 18 months following the closing of the Merger, the current offices of Foundation will be maintained at the location of its current headquarters in Linthicum Heights, Maryland.

The strategic nature of the Merger enabled New Alpha to become the third-largest coal producer in the U.S., and, we believe New Alpha’s scale of operations, diverse revenue stream, free cash flow generation capability and management depth will provide a platform to compete successfully in today’s market environment and capitalize on the projected future growth in coal demand.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, other than any shares owned by Alpha, was converted into the right to receive 1.0840 (the “Exchange Ratio”) shares of common stock, par value $0.01, of New Alpha, and each issued and outstanding share of common stock, par value $0.01, of Alpha, other than any shares owned by Foundation, automatically became one share of common stock of New Alpha. Immediately after the Effective Time, Alpha’s stockholders owned approximately 59% of New Alpha common stock and Foundation’s stockholders owned approximately 41% of New Alpha common stock.  All currently issued and outstanding options to purchase Foundation common stock vested and were converted into vested options to purchase New Alpha common stock, with adjustments to reflect the Exchange Ratio, and all outstanding options to purchase Alpha’s common stock were converted into options to purchase New Alpha common stock, without adjustment.  Other outstanding equity-based awards of Foundation either vested and were converted into the right to receive 1.0840 shares of New Alpha common stock, or were converted into vested and unvested awards with respect to New Alpha common stock, as applicable.  Other outstanding equity-based awards of Alpha were converted into awards with respect to New Alpha common stock.   No fractional shares of New Alpha common stock were issued in the Merger, and Foundation’s stockholders will receive cash in lieu of fractional shares, if any, of New Alpha common stock. Approximately 49.0 million shares of New Alpha common stock will be issued to Foundation common stock holders.  The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Board of Directors of New Alpha is comprised of ten members, six of which were members of Old Alpha’s board and four were members of the Foundation board.

The Merger will be accounted for as a business combination under SFAS No. 141(R), Accounting for Business Combinations.  For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer.  Accordingly, Old Alpha’s financial statements became the financial statements of New Alpha and New Alpha’s future periodic filings will reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes.  Old Alpha’s financial position as of June 30, 2009 and December 31, 2008 and its results of operations for the three and six months ended June 30, 2009 and June 30, 2008 do not include financial results of Foundation.  For the three month period ended June 30, 2009, Old Alpha incurred acquisition related costs of approximately $4.0 million, which are included in selling, general and administrative expenses, and had deferred approximately $5.0 million of deferred loan costs associated with New Alpha’s credit agreement.

The preliminary estimated total purchase price of Foundation in the Merger is approximately $1.6 billion.  New Alpha is in the process of finalizing its evaluation of the tangible and intangible assets acquired and liabilities assumed, as well as the initial purchase price allocation as of the acquisition date, including the determination of any resulting goodwill, therefore, this information cannot be provided at this time.

Coal Pricing Trends, Uncertainties and Outlook

A weak quarter for metallurgical coal ended on a high note with June 2009 shipments up significantly from May 2009 levels. Also, positive signals from the steel, coke and coking coal markets surfaced at the end of the second quarter and have extended into the third quarter.

A survey of steel buyers published in July 2009 pointed to a sharp change in sentiment that inventory levels have been sufficiently depleted, though anemic demand from end users has kept shipment levels fairly stable. Steel prices in the U.S. have started to rise from their May 2009 lows, and steel manufacturing is slowly ramping up off all-time lows, with mill capacity utilization crossing the 50 percent threshold earlier this month.  From news reports, we estimated about a dozen idle blast furnaces resumed production in June and July.

In addition, Chinese imports of coking coal have surged recently and in Australia, China’s traditional supply source, congestion is once again plaguing the country’s main coal-exporting facilities. While the U.S. exports little coal to China, the balance of global seaborne supply and demand and trade patterns are influenced by these developments, including traditional U.S.-served markets.  Also, currency exchange rate movements favoring foreign currencies have improved the competitiveness of U.S. exports and ocean freight rates have recovered somewhat, a trend which favors U.S. exports to Europe relative to more distant suppliers.

As of June 16, 2009, we have sold or committed for sale 5.2 million tons of met coal in 2009 at an average realization of approximately $101 per ton, which is down from approximately $114 per ton on average in March 2009. The drop in realized price on committed tons resulted from re-categorizing about 1.0 million tons of higher-priced metallurgical coal from the committed category to uncommitted in cases where we are in litigation, arbitration or dispute with parties to the contract. Compensating for that was approximately 1.5 million tons of new spot business we either delivered or committed to deliver in 2009 this year at prevailing seaborne market prices.

As of June 16, 2009, we had less than half a million tons of metallurgical coal committed and priced for 2010, with approximately 9.5 million tons open for contract. The company anticipates settling some of its 2010 open tonnage in the second half of 2009. Recently, there have been increasing expressions of interest from buyers, but the timing of settlements remains unpredictable.

We believe that as consumption levels for steel rise from current recessionary levels, margins for high-quality metallurgical coals will be better in 2010 than currently. Consequently, management is evaluating whether to withhold metallurgical tonnage originally projected for production in 2009 to await more stability in market demand and pricing.

The outlook for thermal coal is impacted by weak industrial demand for electricity in the U.S., which has dropped sharply due to the manufacturing slowdown nationwide, with many industrial centers particularly hit hard. This has helped drive down total electricity generation in every geographic region. Also, coal stockpiles at U.S. utilities have increased steadily so far this year, which will take time and a recovery of industrial power generation to bring inventories down to normal levels. Due to the current thermal environment, production rationalization continues in the U.S. with announced cuts from public companies so far totaling an estimated 100.0 million tons on an annualized basis. Reductions are expected to continue until such time as economic activity rebounds and consumption begins to reach parity with or exceed supply.

We are almost fully committed and priced on our 2009 thermal coal sales, at an average realization of approximately $70 per ton, which represents an improvement of approximately 36% from last year. As of June 16, 2009, we have committed and priced approximately 6.3 million tons of thermal coal for 2010 at an average price of approximately $76 per ton, an improvement of approximately 10% from 2009 year-to-date prices. We had approximately 10.0 million tons of 2010 thermal coal uncommitted and unpriced as of June 16, 2009.

We moved early and decisively this year to adjust production to align more closely with slipping demand levels by reducing overtime, taking shifts out and selectively shutting some higher-cost mines. We also cut back on third-party contractor production, and through the first half of 2009 we reduced coal purchases to less than a quarter of 2008 levels due to diminished blending needs. In addition, we capably managed the volume-related impact on cost of coal sales, with unit costs up only 7% in the first half on a 31% drop in sales volumes.

In addition, due to market price fluctuations, we could experience significant earnings volatility related to coal contracts and diesel swap agreements that are classified as derivatives, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” included in this quarterly report on Form 10-Q.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors,” in our Annual Report on Form 10-K.

Adoption of FSP APB 14-1

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principle Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion, and requires issuers of convertible debt instruments to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption of FSP APB 14-1, we retrospectively applied the change in accounting principle to prior accounting periods.  Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87.8 million and an increase in paid in capital of $69.9 million, (2) an increase to deferred loan costs of $5.3 million, (3) a net reduction to deferred tax assets of $23.1 million ($36.2 million reduction in deferred tax assets, offset by a $13.1 million change in the valuation allowance), and (4) a net increase in retained earnings of $0.2 million.  In addition, the adoption of the standard resulted in the following non-cash income statement impacts for the three month and six month periods ending June 30, 2008: (1) a reduction in interest expense of $6.1 million, comprised of the reestablishment of the deferred loan costs of $8.9 million previously written off, offset by amortization of the deferred loan costs of $0.2 million and the accretion of the convertible debt discount of $2.6 million, (2) an increase in income tax expense of $13.3 million, and (3) a reduction in net income of $7.2 million.

For the three and six month periods ending June 30, 2009, the adoption of APB 14-1 increased non-cash interest expense by $2.9 million and $5.7 million, respectively, related to the accretion of the convertible debt discount and  the amortization of the deferred loan costs.  The deferred loan costs and discount are being amortized and accreted, respectively, over the seven year term of the convertible notes, which are due in 2015, and provide for an effective interest rate of 8.64%.  As of June 30, 2009, the carrying amounts of the debt and the equity components were $205.0 million and $95.5 million, respectively, and the unamortized discount of the liability was $82.5 million. For the three and six month periods ending June 30, 2009, we paid $1.7 million and $3.4 million, respectively, on the contractual interest coupon.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Income from continuing operations	$16,678	$70,606	$63,299	$98,596
Interest expense	10,166	10,522	20,019	20,501
Interest income	(355)	(2,227)	(980)	(2,977)
Income tax expense	5,323	22,012	18,950	30,820
Depreciation, depletion and amortization	36,352	42,848	76,557	85,393
EBITDA from continuing operations	$68,164	$143,761	$177,845	$232,333

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Summary

For the three months ended June 30, 2009, we recorded revenues of $386.2 million compared to $701.8 million for the three months ended June 30, 2008, a decrease of $315.6 million. Net income decreased from $67.1 million ($0.94 per diluted share) in the second quarter of 2008 to $15.4 million ($0.22 per diluted share) for the second quarter of 2009.

As previously reported, we sold our interest in Gallatin in 2008 and closed our Kingwood operations in April 2009, and those operating results have been reported as discontinued operations for all periods.

Income from continuing operations decreased from $70.6 million for the three months ended June 30, 2008 to $16.7 million for the three months ended June 30, 2009. The decrease was mainly due to lower sales volume and a decline in coal margin, which we define as coal revenues less cost of coal sales, of $103.6 million, partially offset by  a decrease in income tax expense of $16.7 million, a decrease of $14.7 million associated with the loss on the early extinguishment of debt in the second quarter of 2008, an increase in the net unrealized gain in fair value of our derivative instruments in the amount of $8.0 million, and a decrease in depreciation, depletion, and amortization of $6.5 million. EBITDA from continuing operations, as defined above in the table under “Reconciliation of Non-GAAP Measures,” was $68.2 million and $143.8 million in the three months ended June 30, 2009 and 2008, respectively.

We sold 4.3 million tons of coal during the three months ended June 30, 2009, 3.0 million less than the comparable period in 2008.  Coal margin percentage, which we define as coal revenues less cost of coal sales, divided by coal revenues, decreased from 28% for the three months ended June 30, 2008 to 20% for the comparable period of 2009. Coal margin per ton was $15.53 for the three months ended June 30, 2009, a 33% decrease from $23.24 for the three months ended June 30, 2008, as our higher-margin metallurgical shipments decreased and pricing declined from last year’s level, offsetting an improvement in thermal coal pricing. Coal margin was also impacted by a 5% increase in cost of coal sales per ton. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

Revenues

	Three Months Ended,		Increase
	June 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Revenues from continuing operations:
Coal revenues	$333,857	$604,666	$(270,809)	(45%	)
Freight and handling revenues	35,445	86,015	(50,570)	(59%	)
Other revenues	16,867	11,086	5,781	52%
Total revenues	$386,169	$701,767	$(315,598)	(45%	)

Tons produced:
Production/processed	3,988	5,780	(1,792)	(31%	)
Purchased	211	1,455	(1,244)	(85%	)
Total	4,199	7,235	(3,036)	(42%	)

Tons Sold from continuing operations:
Steam	2,830	4,099	(1,269)	(31%	)
Metallurgical	1,473	3,237	(1,764)	(54%	)
Total	4,303	7,336	(3,033)	(41%	)

Coal sales realization per ton from continuing operations:
Steam	$69.83	$51.13	$18.70	37%
Metallurgical	$92.46	$122.06	$(29.60)	(24%	)
Total	$77.58	$82.43	$(4.85)	(6%	)

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood.

Coal Revenues. Coal revenues decreased by 45% ($270.8 million) for the quarter ended June 30, 2009 from the comparable period of 2008, driven by a 41% decrease in coal sales volume and a 6% decrease in sales realization from $82.43 per ton in the second quarter of 2008 to $77.58 per ton in the second quarter of 2009.  Our steam coal realization per ton increased by 37% from $51.13 per ton to $69.83 per ton; however, met coal realization per ton decreased by 24% from $122.06 per ton to $92.46 per ton. In addition, met coal sales accounted for 34% of our coal sales volume in the second quarter of 2009 compared with 44% in the second quarter of 2008.  The decrease in met coal sales volumes was mainly attributable to the continuing decline in world steel production.  Total tons sold for the second quarter of 2009 was 4.3 million, including 1.5 million tons of met coal and 2.8 million tons of steam coal. Sales volume for the second quarter of 2008 totaled 7.3 million tons of which 3.2 million tons were met coal and 4.1 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues were $35.4 million for the three months ended June 30, 2009, a decrease of $50.6 million compared with the three months ended June 30, 2008. This decrease was due to lower shipments during the three months ended June 30, 2009.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by 52% ($5.8 million) mainly due to increases in revenues from our terminal operations of $3.8 million and our road construction business of $3.7 million, partially offset by decreased revenues from coal processing of $1.5 million.

Costs and Expenses

	Three Months Ended,		Increase
	June 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Costs and expenses from continuing operations:
Cost of coal sales (exclusive of items shown separately below)	$267,014	$434,244	$(167,230)	(39%	)
Increase in fair value of derivative instruments, net	(14,531)	(6,516)	(8,015)	123%
Freight and handling costs	35,445	86,015	(50,570)	(59%	)
Cost of other revenues	7,235	8,763	(1,528)	(17%	)
Depreciation, depletion and amortization	36,352	42,848	(6,496)	(15%	)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	22,907	20,702	2,205	11%
Total costs and expenses	$354,422	$586,056	$(231,634)	(40%	)

Cost of coal sales per ton from continuing operations:
Company mines	$60.54	$54.66	$5.88	11%
Contract mines (including purchased and processed)	$73.56	$71.56	$2.00	3%
Total produced and processed	$61.73	$57.04	$4.69	8%
Purchased and sold without processing	$66.66	$67.47	$(0.81)	(1%	)
Cost of coal sales per ton	$62.05	$59.19	$2.86	5%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood.
Cost of Coal Sales. Our cost of coal sales decreased by $167.2 million from $434.2 million in the second quarter of 2008 to $267.0 million in the second quarter of 2009. Our cost of coal sales per ton increased from $59.19 for the three months ended June 30, 2008 to $62.05 for the comparable period in 2009.  This $2.86 per ton increase is primarily due to an increase in labor and benefits, supplies and maintenance and fixed costs applied on lower production in 2009. Our cost of coal sales per ton for our produced and processed coal was $61.73 per ton in the three months ended June 30, 2009 as compared to $57.04 per ton in the comparable period in 2008. This $4.69 per ton increase is mainly due to fixed costs applied on lower production levels, which partly resulted from shutdowns taken at company mines during the second quarter of 2009. The cost of sales per ton of our purchased coal was $66.66 per ton in the second quarter of 2009 and $67.47 per ton for the corresponding period of 2008. This $0.81 per ton decrease in costs is mainly due to slightly lower coal market prices in 2009.  Approximately 90% of our purchased coal sold during the second quarter of 2009 was blended with our produced and processed coal prior to resale.

Increase in Fair Value of Derivative Instruments, Net. The changes in fair value for certain forward purchase and forward sale coal contracts and diesel fuel swap agreements and diesel fuel options, which are considered derivatives, decreased cost of sales by $14.5 million and $6.5 million for the three months ended June 30, 2009 and 2008, respectively. The net change in fair value of derivative instruments for the three months ended June 30, 2009 includes increases in fair value of diesel fuel swaps and put options and forward purchase coal contracts in the amounts of $13.8 million and $0.7 million, respectively. The net unrealized loss on our balance sheet at June 30, 2009 for our forward purchase and forward sale coal contracts of $0.3 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.  The net unrealized losses from the diesel fuel swap agreements on our balance sheet at June 30, 2009 of $21.1 million will be recognized when settlement occurs.

Freight and Handling Costs. Freight and handling costs decreased to $35.4 million for the three months ended June 30, 2009, a decrease of $50.6 million compared with the three months ended June 30, 2008. This decrease was due to lower shipments during the three months ended June 30, 2009. These costs are offset by equivalent revenues.

Cost of Other Revenues. Cost of other revenues decreased by $1.5 million, or 17%, to $7.2 million for the second quarter ended June 30, 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization decreased $6.5 million, or 15%, to $36.4 million for the three months ended June 30, 2009 as compared with the same period of 2008.  The decrease is mainly due to lower depletion expense associated with reduced mine output.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million to $22.9 million in the second quarter of 2009 from $20.7 million in the second quarter of 2008. As a percentage of revenues, these expenses were 6% and 3% for the second quarter of 2009 and 2008, respectively. This increase is mainly due to professional fees related to the Merger.

Interest Expense. Interest expense decreased $0.3 million to $10.2 million during the second quarter of 2009 compared to the same period in 2008.  Our non-cash interest expense increased for the three months ended June 30, 2009 compared to the same period in 2008 by $0.4 million due to the accretion of the convertible debt discount associated with the FSP APB 14-1.  Cash interest expense for the three months ended June 30, 2009 was $6.8 million, compared to $7.5 million for the comparable period in 2008.

Interest Income. Interest income decreased by $1.9 million in the three months ended June 30, 2009 from the three months ended June 30, 2008, mainly due to lower interest rates realized on our invested cash caused by current market conditions.

Loss on Early Extinguishment of Debt.   Loss on early extinguishment of debt of $14.7 million for the three months ended June 30, 2008 consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.

Income Tax Expense. Income tax expense from continuing operations of $5.3 million was recorded for the three months ended June 30, 2009 on income from continuing operations before income taxes of $22.0 million, which equates to an effective tax rate of 24.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes and the change in the valuation allowance. Income tax expense from continuing operations of $22.0 million was recorded for the three months ended June 30, 2008 on income from continuing operations before income taxes of $92.6 million, which equates to an effective rate of 23.8%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

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

Discontinued Operations. Loss from discontinued operations for the three months ended June 30, 2009 of $1.3 million, related entirely to Kingwood, consists of revenues of $0.4 million, costs and expenses of $2.5 million, and an income tax benefit of $0.8 million. The lower loss from Kingwood compared to the prior period was mainly due to a reduction in the activities associated with the closure of Kingwood. Loss from discontinued operations for the three months ended June 30, 2008 of $3.5 million consists of revenues from Kingwood of $27.2 million, costs and expenses of $30.0 million, and an income tax benefit of $0.3 million, and revenues from Gallatin of $3.2 million, costs and expenses of $4.6 million, other expenses of $0.4 million, and an income tax benefit of $0.8 million.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Summary

For the six months ended June 30, 2009, we recorded revenues of $872.9 million compared to $1,194.8 million for the six months ended June 30, 2008, a decrease of $321.9 million. Net income decreased from $92.7 million ($1.35 per diluted share) for the six months ended June 30, 2008 to $56.3 million ($0.80 per diluted share) for the six months ended June 30, 2009.

As previously reported, we sold our interest in Gallatin in 2008 and closed our Kingwood operations in April 2009, and those operating results have been reported as discontinued operations for all periods.

Income from continuing operations decreased from $98.6 million for the six months ended June 30, 2008 to $63.3 million for the six months ended June 30, 2009. The decrease was mainly due to lower sales volume and a decline in coal margin of $65.9 million and a lower net unrealized gain from the change in fair value of our derivative instruments of $8.4 million, partially offset by a decrease of $14.7 million associated with the loss on the early extinguishment of debt in 2008, a decrease in income tax expense of $11.9 million, a decrease in depreciation, depletion, and amortization of $8.8 million. EBITDA from continuing operations was $177.8 million and $232.3 million for the six months ended June 30, 2009 and 2008, respectively. Income from continuing operations for the six months ended June 30, 2009 and 2008 included a net unrealized gain from the change in the fair value of our derivative instruments in the amount of $14.8 million and $23.2 million, respectively.

We sold 9.5 million tons of coal during the first half of 2009, 4.3 million less than the comparable period in 2008.  Coal margin percentage was 25% in the first half of 2009 and 2008 and coal margin per ton was $19.88 in the first half of 2009, an 8% increase from $18.44 in the first half of 2008, as our thermal coal pricing improved, offsetting the decrease in shipments and the decline in pricing for our higher-margin metallurgical coal from last year’s level. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.

Revenues

	Six Months Ended,		Increase
	June 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Revenues from continuing operations:
Coal revenues	$758,273	$1,027,075	$(268,802)	(26%	)
Freight and handling revenues	81,499	145,187	(63,688)	(44%	)
Other revenues	33,132	22,561	10,571	47%
Total revenues	$872,904	$1,194,823	$(321,919)	(27%	)

Tons produced:
Production/processed	9,210	11,436	(2,226)	(19%	)
Purchased	604	2,520	(1,916)	(76%	)
Total	9,814	13,956	(4,142)	(30%	)

Tons Sold from continuing operations:
Steam	5,976	7,806	(1,830)	(23%	)
Metallurgical	3,498	5,973	(2,475)	(41%	)
Total	9,474	13,779	(4,305)	(31%	)

Coal sales realization per ton from continuing operations:
Steam	$68.71	$50.78	$17.93	35%
Metallurgical	$99.41	$105.60	$(6.19)	(6%	)
Average	$80.05	$74.54	$5.51	7%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood.

Coal Revenues. Coal sales revenues decreased by 26% ($268.8 million) for the six months ended June 30, 2009 from the comparable period of 2008, driven by a 31% decrease in coal sales volume, and partially offset by a 7% increase in sales realization from $74.54 per ton in the first six months of 2008 to $80.05 per ton in the first six months of 2009.  While steam coal realization per ton increased by 35% from $50.78 per ton to $68.71 per ton, our met coal realization per ton decreased by 6% from $105.60 per ton to $99.41 per ton. Met coal sales accounted for 37% of our coal sales volume in the six months ended June 30, 2009 compared to 43% in the comparable period of 2008. This decrease in met coal sales volumes was mainly attributable to the continuing decline in world steel production. Total tons sold during the first half of 2009 were 9.5 million, including 3.5 million tons of met coal and 6.0 million tons of steam coal. Sales volumes for the first half of 2008 were 13.8 million tons, of which 6.0 million tons were met coal and 7.8 million tons were steam coal.

Freight and Handling Revenues. Freight and handling revenues were $81.5 million for the six months ended June 30, 2009, a decrease of $63.7 million compared with the six months ended June 30, 2008.  This decrease was due to lower shipments for the six months ended June 30, 2009.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by 47% ($10.6) million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 mainly due to increases in revenues from our terminal operations of $7.8 million and our road construction business of $7.1 million, partially offset by decreased revenues from Maxxim Rebuild of $2.4 million.

Costs and Expenses

	Six Months Ended,		Increase
	June 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Costs and expenses from continuing operations:
Cost of coal sales (exclusive of items shown separately below)	$570,039	$772,904	$(202,865)	(26%	)
Increase in fair value of derivative instruments, net	(14,769)	(23,200)	8,431	(36%	)
Freight and handling costs	81,499	145,187	(63,688)	(44%	)
Cost of other revenues	19,098	16,900	2,198	13%
Depreciation, depletion and amortization	76,557	85,393	(8,836)	(10%	)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	39,373	36,026	3,347	9%
Total costs and expenses	$771,797	$1,033,210	$(261,413)	(25%	)

Cost of coal sales per ton from continuing operations:
Company mines	$57.60	$52.36	$5.24	10%
Contract mines (including purchased and processed)	$73.73	$65.35	$8.38	13%
Total produced and processed	$59.19	$54.08	$5.11	9%
Purchased and sold without processing	$74.69	$64.96	$9.73	15%
Cost of coal sales per ton	$60.17	$56.10	$4.07	7%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood.

Cost of Coal Sales. Our cost of coal sales decreased by $202.9 million from $772.9 million in the six months ended June 30, 2008 to $570.0 million in the six months ended June 30, 2009.  Our cost of coal sales per ton increased from $56.10 for the six months ended June 30, 2008 to $60.17 for the comparable period in 2009.  This $4.07 per ton increase is primarily due to labor and benefits, supplies and maintenance, and fixed costs applied on lower production in 2009. Our cost of coal sales per ton for our produced and processed coal was $59.19 per ton in the six months ended June 30, 2009 as compared to $54.08 per ton in the comparable period in 2008. This $5.11 per ton increase was mainly due to fixed costs applied on lower production levels, which partly resulted from shutdowns taken at company mines during the first half of 2009. The cost of sales per ton of our purchased coal was $74.69 per ton in the first half of 2009 and $64.96 per ton for the corresponding period of 2008. This $9.73 per ton increase in costs is mainly due to higher purchased coal contract prices that were negotiated when coal prices were higher. Approximately 83% of our purchased coal sold during the first half of 2009 was blended with our produced and processed coal prior to resale.

Increase in Fair Value of Derivative Instruments, Net. The changes in fair value for certain forward purchase and forward sale coal contracts and diesel fuel swaps and diesel fuel put options, which are considered derivatives, decreased cost of sales by $14.8 million and $23.2 million for the six months ended June 30, 2009 and 2008, respectively. The net change in fair value of derivative instruments for the six months ended June 30, 2009 includes (increases) decreases in fair value of diesel fuel swaps and diesel put options and forward purchase coal contracts in the amounts of ($14.9 million) and $0.1 million, respectively.  The net unrealized loss on our balance sheet at June 30, 2009 for our forward purchase and forward sale coal contracts of $0.3 million will reverse into the income statement in future periods when we ultimately take delivery of the coal under these contracts and sell it to our customers, resulting in higher costs of sales in future periods.  The net unrealized losses from the diesel fuel swap agreements on our balance sheet at June 30, 2009 of $21.1 million will be recognized when settlement occurs.

Freight and Handling Costs. Freight and handling costs decreased to $81.5 million for the six months ended June 30, 2009, a decrease of $63.7 million compared with the six months ended June 30, 2008. This decrease was due to lower shipments for the six months ended June 30, 2009. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues increased $2.2 million, or 13%, to $19.1 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to increases in road construction costs and terminal operations cost, offset by a decrease in costs associated with Maxxim Rebuild.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization decreased $8.8 million, or 10%, to $76.6 million for the six months ended June 30, 2009 as compared with $85.4 million for the same period of 2008. The decrease is mainly due to lower depletion expense associated with reduced mine output.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.4 million to $39.4 million in the first half of 2009 from $36.0 million in the first half of 2008. As a percentage of revenues, these expenses were 5% and 3% for the first half of 2009 and 2008, respectively. This increase is mainly due to professional fees related to the Merger with Foundation.

Interest Expense. Interest expense decreased $0.5 million to $20.0 million during the six months ended June 30, 2009 compared to the same period in 2008.  Our non-cash interest expense increased for the six months ended June 30, 2009 compared to the same period in 2008 by $3.0 million due to the accretion of the convertible debt discount associated with the FSP APB 14-1.  Cash interest expense for the six months ended June 30, 2009 was $13.5 million, compared to $17.0 million for the comparable period in 2008.

Interest Income. Interest income decreased by $2.0 million in the six months ended June 30, 2009 over the six months ended June 30, 2008 mainly due to lower interest rates realized on our invested cash caused by current market conditions.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of our $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.

Income Tax Expense.  Income tax expense from continuing operations of $19.0 million was recorded for the six months ended June 30, 2009 on income from continuing operations before income taxes of $82.2 million, which equates to an effective tax rate of 23.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by state income taxes and the change in the valuation allowance. Income tax expense from continuing operations of $30.8 million was recorded for the six months ended June 30, 2008 on income from continuing operations before income taxes of $129.4 million, which equates to an effective rate of 23.8%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

We have concluded that it is more likely than not that our deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS 109. We monitor the valuation allowance each quarter and make adjustments to the allowance as appropriate.

Discontinued Operations.  Loss from discontinued operations for the first half of 2009 of $7.0 million, related entirely to Kingwood, consists of revenues of $3.3 million, costs and expenses of $12.6 million, and an income tax benefit of $2.3 million.  Loss from discontinued operations for the first half of 2008 of $5.9 million consists of revenues from Kingwood of $50.5 million, costs and expenses of $55.1 million, and an income tax benefit of $0.4 million, and revenues from Gallatin of $3.8 million, costs and expenses of $6.6 million, other expenses of $0.3 million, and an income tax benefit of $1.4 million.

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

The SPE is consolidated into our financial statements, and therefore has no impact on our consolidated financial statements. The assets of the SPE, however, are not available to our creditors or our subsidiaries’ creditors.  The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility. Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of June 30, 2009, letters of credit in the amount $67.0 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  As outstanding letters of credit exceeded borrowing capacity as of June 30, 2009, we were required to provide additional collateral in the form of $22.6 million of restricted cash, which is included in prepaid expenses and other current assets, to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. We do not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

At June 30, 2009, we had available liquidity of $1,029.3 million, including cash and cash equivalents of $667.4 million and $361.9 million available under our credit facility, subject to limitations described in the facility. Our total long-term debt, excluding discount, was $520.6 million at June 30, 2009, a decrease of $0.3 million from the year ended December 31, 2008.  In addition, we also had a note payable of $7.4 million at June 30, 2009 related to our insurance premium financing, a decrease of $10.9 million from the year ended December 31, 2008.

Our cash capital spending for the six months ended June 30, 2009 was $46.1 million and we currently project capital expenditures for the last six months of 2009 to be approximately $65.0 million. These expenditures have been and are forecasted to be used to develop new mines, purchase required safety equipment, and replace or add equipment.

We believe that cash on hand and cash generated from our operations and borrowings available under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities, including discontinued operations, during the six months ended June 30, 2009 was $57.6 million, a decrease of $121.9 million over the comparable period in 2008.  The decrease was primarily attributable to lower net income, changes in working capital, and the restriction of $22.6 million in cash described above. The lower cash amounts were mainly attributable to decreases in the amount of change in prepaid expenses and other current assets of $53.1 million, trade accounts payable of $52.4 million, and accrued expenses and other current liabilities of $47.3 million.  These amounts were offset by the changes in trade accounts receivable which increased $78.9 million over the comparable period in 2008.  Net cash used by operating activities from our discontinued operations during the six months ended June 30, 2009 and 2008 was $11.9 million and $6.1 million, respectively.

Net cash used in investing activities, including discontinued operations, during the six months ended June 30, 2009 was $47.5 million, a decrease of $26.4 million from the $73.9 million of net cash used in investing activities during the six months ended June 30, 2008.  The decrease is primarily due to lower capital expenditures in the current period as we pared back planned equipment purchases while redeploying surface and underground mining equipment. Cash used in investing activities from our discontinued operations during the six months ended June 30, 2008 was $9.2 million, which was primarily related to capital expenditures.

Net cash provided by (used in) financing activities, including discontinued operations, during the six months ended June 30, 2009 was ($18.8) million, compared to $246.5 million of net cash provided by financing activities during the six months ended June 30, 2008. This decrease was primarily due to the concurrent offerings in April 2008 of our common stock and 2.375% convertible senior notes due 2015, of which a portion was used to repurchase the $175.0 million 10% senior notes due 2012.

Credit Agreement and Long-term Debt

As of June 30, 2009, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2009
Term loan due 2012	$233,125
2.375% convertible senior notes due 2015	287,500
Convertible senior notes discount	(82,520)
Total long-term debt	438,105
Less current portion	204,980
Long-term debt, net of current portion	$233,125

Our senior secured credit facility (“Credit Agreement”) consisted of a $250.0 million term loan facility and a $375.0 million revolving credit facility. As of June 30, 2009, there was $361.9 million available under the revolving credit facility.

The Credit Agreement placed certain restrictions on Alpha Natural Resources LLC (“ANR LLC”) and its subsidiaries, including their ability to make distributions or loans to us. The net assets of ANR LLC were restricted, except for allowable distributions for the payment of income taxes, administrative expenses, payments on qualified debt, and, in certain circumstances, dividends or repurchases of our common stock.  The Credit Agreement also required ANR LLC to satisfy two financial performance covenants: a maximum leverage ratio and a minimum interest coverage ratio, as described below.  For more information about the restrictions and other provisions of the Credit Agreement, see our annual report on Form 10-K for the year ended December 31, 2008.

Analysis of Material Debt Covenants

We were in compliance with all covenants under our Credit Agreement as of June 30, 2009.

The financial covenants in our Credit Agreement require, among other things:

•
We must maintain a maximum leverage ratio, defined as the ratio of consolidated debt less unrestricted cash and cash equivalents to EBITDA (as defined in the Credit Agreement, “Adjusted EBITDA”), of not more than 3.50:1.0 for the period of four fiscal quarters ended on June 30, 2009 and for each period of four fiscal quarters ending on each quarter end thereafter.

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

At June 30, 2009, our leverage ratio and senior secured leverage ratio were both less than zero, significantly below the requirement, and the interest coverage ratio was 21.23, and the sum of the unused commitments under the credit facility’s revolving line of credit plus our unrestricted cash and cash equivalents was $1,029.3 million.

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

					Twelve
					Months
	Three Months Ended				Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	June 30, 2009

Net income	$67,431	$5,608	$40,964	$15,359	$129,362
Interest expense	11,117	9,587	9,853	10,166	40,723
Interest income	(2,728)	(1,650)	(625)	(355)	(5,358)
Income tax expense	9,609	2,666	12,033	4,583	28,891
Depreciation, depletion and amortization	42,197	41,203	40,734	36,537	160,671
EBITDA	127,626	57,414	102,959	66,290	354,289
Unrestricted subsidiary	3,504	13	-	-	3,517
Change in fair value of derivative instruments, net	34,294	36,171	(238)	(14,531)	55,696
Write-off of assets	-	25,687	-	445	26,132
Other allowance adjustments	914	1,235	1,590	1,315	5,054
Accretion expense	1,846	1,947	2,059	2,084	7,936
Amortization of deferred gains	(177)	(84)	(171)	(122)	(554)
Loss on early extinguishment of debt	33	-	-	-	33
Stock-based compensation charges	635	1,999	3,226	4,245	10,105
Adjusted EBITDA	$168,675	$124,382	$109,425	$59,726	$462,208

Leverage ratio (1)					NM
Interest coverage ratio (2)					21.23
Senior Secured Leverage Ratio (3)					NM

(1)	Leverage ratio is defined in our Credit Agreement as total net debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our Credit Agreement as Adjusted EBITDA divided by cash interest expense.

(3)	The senior secured leverage ratio is defined as consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA.

The Merger with Foundation

Old Alpha Credit Agreement

On July 31, 2009, in conjunction with the Merger, Old Alpha terminated the Credit Agreement and repaid the outstanding balance under the term loan.  In the third quarter of 2009, New Alpha will record a charge to earnings to write off previously deferred loan costs, and the interest rate swap will be de-designated as a cash flow hedge for accounting purposes which will result in prior amounts recorded in accumulated other comprehensive loss being reclassified into earnings.

2.375% Convertible Senior Notes Due April 15, 2015

Alpha issued its 2.375% convertible senior notes due 2015 with an aggregate principal amount of $287,500 (the “2015 Notes”) under an indenture dated as of April 7, 2008 (the “2015 Base Indenture”), as supplemented by a supplemental indenture dated as of April 7, 2008 (the “2015 First Supplemental Indenture” and, together with the 2015 Base Indenture, the “2015 Indenture”), each between Alpha and Union Bank of California, N.A. (“UBOC”), as trustee.  Following completion of the Merger, New Alpha assumed Alpha’s obligations in respect of the 2015 Notes by executing a supplemental indenture, dated as of July 31, 2009 (the “2015 Second Supplemental Indenture”), among Alpha, as issuer, New Alpha, as successor issuer, and UBOC, as trustee.

The 2015 Notes are convertible in certain circumstances and in specified periods (as described in the 2015 First Supplemental Indenture) at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of 2015 Notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of the 2015 Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock, or a combination thereof, at New Alpha’s election.  On June 18, 2009, Alpha announced that the 2015 Notes became convertible at the option of the holders beginning on June 18, 2009, and will remain convertible through the 30th day after July 31, 2009, the Effective Time.

Foundation 7.25% Senior Notes Due August 1, 2014

Prior to the Merger on July 31, 2004, a subsidiary of Foundation, Foundation PA Coal Company, LLC (“Foundation PA”) issued $300,000 aggregate principal amount of Notes that mature on August 1, 2014 (the “2014 Notes”), of which $298.3 million was outstanding as of June 30, 2009.  The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries.  As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On July 31, 2009, in connection with the Merger, New Alpha and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture pursuant to which New Alpha assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes.  On August 1, 2009, in connection with the Merger, FCC merged with and into New Alpha.

Foundation Credit Agreement

Prior to the Merger, Foundation had entered into a Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006 (the “Foundation Credit Agreement”).  Under the Foundation Credit Agreement, Foundation had a $500.0 million secured revolving credit line and a $335.0 million secured term loan with $301.5 million outstanding as of June 30, 2009.  Repayment of outstanding indebtedness owed under the Foundation Credit Agreement includes quarterly amortization of the term loan beginning in the third quarter of 2009 with both the term loan and revolving credit line maturing July 7, 2011.

In connection with the Merger, the Foundation Credit Agreement was amended (“Amendment No. 1”), pursuant to which amendment, New Alpha and the New Subsidiaries became guarantors under the Foundation Credit Agreement.  Amendment No. 1 also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios.  Following the Merger and upon Amendment No. 1 becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the Foundation Credit Agreement were increased from $100.0 million to $200.0 million, of which $150.0 million was utilized to increase the revolving credit line to $650.0 million.

New Alpha Liquidity

Following the completion of the merger, after the repayment of amounts outstanding under Old Alpha's term loan and expanding Foundation's revolving credit line from $500.0 million to $650.0 million, New Alpha's available liquidity is approximately $900.0 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended June 30, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

New Accounting Pronouncements Issued and not yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”).  SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009 and its adoption is not expected to affect our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 defines the new hierarchy for U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The Codification will be effective for financial statements issued for reporting periods ending after September 15, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates. In addition, for further information regarding market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the Company's Annual Report on Form 10-K.

Commodity Price Risk

 We are exposed to market price risk in the normal course of selling coal. As of June 16, 2009, approximately 92% of our 2009 estimated sales are committed and priced, approximately 7% are committed and unpriced, and approximately 1% is uncommitted.  The committed and unpriced and uncommitted estimated sales are subject to the future market price volatility.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into diesel swap agreements and diesel put options to reduce the volatility in the price of diesel fuel for our operations. These diesel fuel swaps use the NYMEX New York Harbor No. 2 Heating Oil (“No. 2 heating oil”) futures contract as the underlying commodity reference price. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for hedge accounting.  Most of the diesel fuel swap agreements are not designated as hedges for accounting purposes and therefore the changes in the fair value for these derivative instrument contracts are required to be marked to market and recorded in cost of sales. Any unrealized loss is recorded in other current liabilities and other liabilities and any unrealized gain is recorded in other current assets and other assets.   For any hedges that qualify for hedge accounting, the effective portion of any unrealized gain or loss is recorded in other comprehensive income and any ineffective portion of any unrealized gain is recorded as an (increase) decrease in fair value of certain derivative instruments, net.  Any realized gains or losses are recorded to cost of sales whenever settlement occurs.

As of June 30, 2009, approximately 7.8 million gallons or 51% of our budgeted 2009 remaining diesel fuel usage has been capped with the swap agreements in which we have agreed to pay a fixed price and receive a floating price per gallon of No. 2 heating oil. The fixed prices for the notional quantity of 7.8 million gallons range from $1.61 to $4.10 per gallon for the last six months of 2009. In addition, as of June 30, 2009, we had in place swap agreements with respect to 20.8 million gallons, at fixed prices ranging from $1.79 to $3.86 per gallon, which mature in 2010 to 2012.  The fair value of these diesel fuel swap agreements is a net liability of $21.1 million as of June 30, 2009.

During the first quarter of 2009, we entered into a forward physical purchase contract for the notional amount of 7.1 million gallons to reduce the volatility in the price of diesel fuel for its operations.  As of June 30, 2009, approximately 3.5 million gallons or 23% of our remaining anticipated 2009 diesel fuel usage has been fixed with this physical purchase agreement at $1.61 per gallon. The physical forward purchase contract does not meet the definition of a derivative under SFAS 133.

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

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts that are considered derivative instruments at June 30, 2009 and are marked to market each period are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$50.00 - 60.00	120,000	07/01/09-12/31/09	$(1.1)
	$60.00 - 70.00	130,000	07/01/09-12/31/09	(1.7)
	$60.00 - 70.00	120,000	01/01/10-12/31/10	(0.8)
		370,000		$(3.6)

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Fair Value (In Millions) Asset/(Liability)
	$50.00 - 60.00	60,000	07/01/09-12/31/09	$0.7
	$60.00 - 70.00	60,000	07/01/09-12/31/09	0.8
	$70.00 - 80.00	60,000	07/01/09-12/31/09	1.8
		180,000		$3.3

Interest Rate Risk

All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of June 30, 2009, our credit facility had a $233.1 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (0.63% at June 30, 2009) plus an applicable margin (1.50% at June 30, 2009). To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the Credit Agreement (1.50% at June 30, 2009) for the remainder of our term loan. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss). The fair value of the swap at the quarter ended June 30, 2009 was a liability of $23.3 million ($17.5 million net of tax).

On July 31, 2009, in conjunction with the Merger, Old Alpha terminated the Credit Agreement and repaid the outstanding balance under the term loan.  In the third quarter of 2009, New Alpha will record a charge to earnings to write off previously deferred loan costs, and the interest rate swap will be de-designated as a cash flow hedge for accounting purposes which will result in prior amounts recorded in accumulated other comprehensive loss being reclassified into earnings.

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

On September 5, 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. Although the Court has not yet decided what remedy it will impose, we expect a ruling before year-end 2010. We anticipate that the most likely remedy is a directive that the contract be renegotiated for such payment. If that renegotiation occurs, the WVDOH has committed to agree, and NCI has a contractual right to insist, that additional costs resulting from the order will be reimbursed by the WVDOH.  Accordingly, we do not believe, that we will incur any monetary expense as a result of this ruling. As of June 30, 2009, we have a $9.0 million long-term receivable for the recovery of these costs from the WVDOH and a $9.0 million long-term liability for the potential obligations under the ruling.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Proxy Statement dated June 24, 2009, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

New Alpha may fail to realize the cost savings estimated as a result of the merger.

The success of the merger will depend, in part, on New Alpha’s ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Old Alpha and Foundation. New Alpha may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both Old Alpha and Foundation. Personnel might leave or be terminated because of the merger. Management of New Alpha might have its attention diverted while trying to integrate operations. In addition, New Alpha might experience increased competition that limits its ability to expand its business, it might not be able to capitalize on expected business opportunities, including retaining current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions might deteriorate. If these factors limit New Alpha’s ability to integrate the operations of Old Alpha and Foundation successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, might not be met.

In addition, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect New Alpha’s ability to maintain relationships with clients, employees or other third parties or New Alpha’s ability to achieve the anticipated benefits of the merger or could reduce New Alpha’s earnings.

The market price of New Alpha common stock after the transaction might be affected by factors different from, or in addition to, those affecting the market prices of Old Alpha and Foundation common stock prior to the merger.

The businesses of Old Alpha and Foundation differed and, accordingly, the results of operations of New Alpha and the market price of New Alpha common stock may be affected by factors different from those that affected the independent results of operations of each of Old Alpha and Foundation.

New Alpha may not pay dividends in the foreseeable future, and you may have to rely on increases in the trading price of New Alpha common stock for returns on your investment.

Foundation stockholders historically received quarterly dividends from Foundation, while Old Alpha stockholders did not historically receive any regularly paid dividends. The payment of dividends by New Alpha will be subject to the determination of its board of directors. Decisions regarding whether to pay dividends and the amount of any dividends to be paid will be based on compliance with the Delaware General Corporate Law, compliance with agreements governing New Alpha’s indebtedness, earnings, cash requirements, results of operations, cash flows and financial condition and other factors that the New Alpha board of directors may consider to be important. As such, New Alpha may not pay any regular dividends in the foreseeable future should its board of directors so determine, in which case former Foundation stockholders who become stockholders of New Alpha would no longer be able to rely on receiving regular dividend payments and they (and former Old Alpha stockholders) would have to rely on increases in the trading price of New Alpha common stock for any return on their investment.

New Alpha’s actual results of operations may differ materially from the unaudited pro forma financial data included herein.

The unaudited pro forma financial data included herein (See note 16) are presented for illustrative purposes only and are not necessarily indicative of what New Alpha’s actual results of operations would have been had the merger been completed on the dates indicated. These data reflect adjustments, which are based upon preliminary estimates, to allocate the purchase price to Foundation’s net assets. The purchase price allocation reflected in the unaudited pro formas is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of Foundation as of the date of the completion of the merger. In addition, there may be further refinements of the purchase price allocation as additional information becomes available. Accordingly, the final purchase accounting adjustments might differ materially from the pro forma adjustments reflected herein.

Uncertainties underlie Old Alpha’s expectation that, relative to Old Alpha on a stand-alone basis, the merger will be accretive to New Alpha’s earnings per share, when calculated on a GAAP basis, for fiscal year 2010.

It cannot be assured that, relative to Old Alpha on a stand-alone basis, the merger will be accretive to earnings per share under generally accepted accounting principles in the United States, or GAAP, when calculated for fiscal year 2010. In addition to the uncertainties that underlie any financial forecast, the merger will be accounted for as an acquisition under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which was effective for Old Alpha on January 1, 2009. SFAS 141(R) changes the methodologies for calculating acquisition price to the date the merger closes and for determining fair values. Until the acquisition price is known, Old Alpha can only estimate the allocation of this acquisition price to the net assets acquired and the effect of this allocation on future results. That estimate could materially change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1, 2009 through April 30, 2009	156	19.21	-	-
May 1, 2009 through May 31, 2009	42	27.14	-	-
June 1, 2009 through June 30, 2009	-	-	-	-
Total	198	20.89	-	-

(1)
On December 12, 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.   During the three months ended June 30, 2009, the Company issued 530 shares of common stock to employees upon vesting of restricted stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2009, the Company held its Annual Meeting of Stockholders at The Martha Washington Inn located at 150 West Main Street, Abingdon, Virginia 24210.  At the meeting, the following actions were taken:

1.	To elect directors to hold office for a one-year term expiring at the annual meeting in 2010 and until their respective successors are elected and qualified:

Director Nominee	For	Withheld
Mary Ellen Bowers	61,818,585	555,122
John S. Brinzo	61,848,854	524,853
Hermann Beurger	61,601,335	772,372
Kevin S. Crutchfield	61,854,453	519,254
E. Linn Draper, Jr.	60,913,762	1,459,945
Glenn A. Eisenberg	61,864,326	509,381
John W. Fox, Jr.	61,126,217	1,247,490
Michael J. Quillen	61,272,620	1,101,087
Ted G. Wood	61,116,758	1,256,949

2.
To approve an amendment to the Company’s Restated Certificate of Incorporation in order to increase the total authorized shares of Common Stock of the Company, par value $.01 per share, from 100 million to 200 million:

For:	56,577,185
Against:	5,742,798
Abstained:	53,724
Non Votes:	0

3.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2009:

For:	61,945,312
Against:	394,487
Abstained:	33,908

Item 6. Exhibits    See the Exhibit Index following the signature page of this quarterly report.

SIGNATURE
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:/s/ Frank J. Wood
Name: Frank J. Wood Title:
Executive Vice President and Chief Financial Officer

           Date: August 7, 2009

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
2.1
Agreement and Plan of Merger, dated as of May 11, 2009, by and among Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Foundation Coal Holdings, Inc., filed on June 22, 2009).

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

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Filed herewith.